Form 10-Q
period 2023-09-30
Starwood Credit Real Estate Income Trust
filed 2023-11-14
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-56577

STARWOOD CREDIT REAL ESTATE INCOME TRUST

(Exact name of Registrant as specified its Charter)

2340 Collins Avenue

Maryland (State or other jurisdiction of incorporation or organization)	Miami Beach, FL 33139 (Address of principal executive offices) (Zip Code)	82-2023409 (I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (305) 695-5500

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 14, 2023, the registrant had 50 common shares, $0.01 par value outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starwood Credit Real Estate Income Trust

Balance Sheet (Unaudited)

September 30, 2023
Assets
Cash and cash equivalents	$1,000
Total assets	1,000
Liabilities and Equity
Total liabilities	—
Commitments and contingencies (Note 7)	—
Redeemable common shares	1,000
Equity
Total equity	—
Total liabilities and equity	$1,000

See accompanying notes to the financial statements

Starwood Credit Real Estate Income Trust

Statement of Operations (Unaudited)

For the Period from July 14, 2023 (date of initial capitalization) through September 30, 2023
Revenue
Total revenue	$—
Expenses
Total expenses	—
Net income (loss)	$—
Net income (loss) per redeemable common share, basic and diluted	$—
Weighted average redeemable common shares outstanding, basic and diluted	50

See accompanying notes to the financial statements

Starwood Credit Real Estate Income Trust

Statement of Changes in Redeemable Common Shares and Equity (Unaudited)

	Redeemable Common Shares
	Shares	Amount	Total Equity
Balance at July 14, 2023 (date of initial capitalization)	—	$—	$—
Redeemable common shares issued	50	1,000	—
Balance at September 30, 2023	50	$1,000	$—

See accompanying notes to the financial statements

Starwood Credit Real Estate Income Trust

Statement of Cash Flows (Unaudited)

For the Period from July 14, 2023 (date of initial capitalization) through September 30, 2023
Cash flows from operating activities
Net cash used in operating activities	$—
Cash flows from investing activities
Net cash used in investing activities	—
Cash flows from financing activities
Proceeds from the issuance of redeemable common shares	1,000
Net cash provided by financing activities	$1,000
Net increase in cash and cash equivalents	1,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,000

See accompanying notes to the financial statements

Starwood Credit Real Estate Income Trust

Notes to Financial Statements (Unaudited)

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company”) was formed on June 28, 2023 as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are expected to be primarily secured by properties located in the U.S., Europe and Australia markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company expects to be externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”). On July 14, 2023 (date of initial capitalization), the Company was capitalized with a $1,000 investment by Starwood Real Estate Income Holdings, L.P., a wholly-owned subsidiary of the Sponsor. Because the Sponsor has the ability to cause the Company to repurchase the shares issued for this investment, the Company has classified these common shares as mezzanine equity on the Company’s Balance Sheet.

As of September 30, 2023, the Company had neither purchased nor contracted to purchase any investments.

2. Capitalization

As of July 14, 2023, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”), and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The Company intends to undertake a continuous, blind pool private offering, pursuant to which it will offer and sell its common shares to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended), including common shares classified as Class T shares, common shares classified as Class S shares, common shares classified as Class D shares, common shares classified as Class I shares, and common shares classified as Class E shares, (the “continuous private offering”). The share classes have different upfront selling commissions and ongoing shareholder servicing fees. The initial per share purchase price for the Company’s common shares in the continuous private offering will be $20.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the financial statements are presented fairly. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at September 30, 2023 consists of demand deposits. Cash is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s balance sheet from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

Organization and Offering Expenses

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the initial closing of the continuous private offering. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the continuous private offering.

As of September 30, 2023, the Advisor and its affiliates have incurred total organization and offering expenses on the Company’s behalf of approximately $2.0 million, composed of $0.3 million in organization costs and $1.7 million in offering costs. Organization costs are related to the legal and administrative aspects of forming the Company including costs incurred in drafting the Company’s governing documents, establishing the Company as a legal entity, and hiring service providers. Organization costs are generally expensed as incurred. Offering costs are related to the marketing and selling of the Company’s common shares including costs incurred in the preparation of the offering memorandum. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the date of the initial closing of the continuous private offering. When recorded by the Company, organization expenses will be expensed as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Advisor but not paid will be recognized as a liability on the balance sheet.

Operating Expenses

The Advisor has agreed to advance certain of the Company’s operating expenses and costs through the initial closing of the continuous private offering. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the initial closing of our continuous private offering. Operating expenses incurred after the first anniversary of the initial closing of our continuous private offering will be paid by the Company as incurred. As of September 30, 2023, $0.1 million in general and administrative expenses were incurred. These operating expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the date of the initial closing of the continuous private offering. When recorded by the Company, operating expenses will be expensed as incurred. Any amount due to the Advisor but not paid will be recognized as a liability on the balance sheet.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2023. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

4. Related Party Transactions

The Company intends to enter into an advisory agreement (the “Advisory Agreement”) with the Advisor. Pursuant to the Advisory Agreement between the Company and the Advisor, the Advisor will be responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.

Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the continuous private offering and ongoing management of the assets of the Company. The Advisor will be paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the avoidance of doubt, the Company will not pay the Advisor the Management Fee with respect to the Class E shares, and as a result, it is a class-specific expense. The Management Fee will be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. The Advisor intends to waive its Management Fee for the first 3 months following the initial closing of the continuous private offering.

In addition, the Advisor may be entitled to receive a performance fee (the “Performance Fee”) which will be accrued monthly and payable quarterly in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any Performance Fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. The Advisor will not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once Core Earnings in any 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until Core Earnings for such the applicable 4-Quarter Performance Measurement Period exceeds a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor will be entitled to receive 12.5% of the Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof.

The Company may retain certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. As of November 14, 2023, the Company has not retained an affiliate of the Advisor for any such services.

5. Economic Dependency

The Company will be dependent on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

6. Share Repurchase Plan

The Company expects to commence a share repurchase plan in the first full calendar quarter following the initial closing of the continuous private offering. Pursuant to the share repurchase plan, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first business day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The aggregate NAV of total repurchases of Class T shares, Class S shares, Class D shares, Class E shares and Class I shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares) under the share repurchase plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Advisor pursuant to the Advisory Agreement will not be subject to these repurchase limitations.

In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any calendar quarter under the share repurchase plan, shares repurchased at the end of the calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

The board of trustees designated the following persons as “Key Persons” under the share repurchase plan: Barry Sternlicht, Jeffrey Dishner, Ellis Rinaldi, Dennis Schuh and any individual that replaces such persons. The share repurchase plan provides that if two or more such Key Persons are no longer actively involved in the business and activities of Starwood Capital, or are otherwise unable or unwilling to exercise the authority and discharge those day-to-day management responsibilities with respect to Starwood Capital as are currently exercised and discharged by such Key Person(s) (such inactivity, inability or unwillingness, “Inactivity”), and Starwood Capital has not appointed one or more replacements who will fulfill substantially all of the duties of one of such Key Persons within 90 days from the date such Inactivity began (meaning, for the sake of clarity, that one Key Person’s responsibilities may remain unfilled for longer than 90 days) (a “Key Person Triggering Event”), then the Early Repurchase Deduction is waived with respect to shares that have been purchased in the 12 months preceding the expiration of five business days after the disclosure by the Company of the occurrence of such Key Person Triggering Event (“Disclosure Date”) as set forth herein. If the Disclosure Date is (x) at least one (1) business day prior to the date upon which the transaction price is made available during a quarter-ending month, the Early Repurchase Deduction shall be waived through the first repurchase date or (y) on or following the date upon which the transaction price is made available during a quarter-ending month, the Early Repurchase Deduction shall be waived through the next two (2) repurchase dates. The waiver of the Early Repurchase Deduction set forth in this paragraph will not apply to shares acquired through our distribution reinvestment plan.

Under the share repurchase plan, our board of trustees may amend, suspend or terminate the share repurchase plan at any time if it deems such action to be in our best interest. As a result, share repurchases may not be available each quarter. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in the Company’s judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the board of trustees may make exceptions to, modify or suspend the share repurchase plan if it deems in its reasonable judgment such action to be in the Company’s best interest.

7. Commitments and Contingencies

As of September 30, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

8. Subsequent Events

On October 31, 2023, we commenced the continuous, blind pool private offering of an unlimited number of our common shares. Also on October 31, 2023, the Company entered into a dealer manager agreement with Starwood Capital, L.L.C. (“Starwood Dealer”) an affiliate of the Advisor, pursuant to which Starwood Dealer will serve as the dealer manager of the Company’s continuous private offering. The Company intends to use the net proceeds primarily to make investments in commercial real estate debt and real estate-related securities. We intend to sell our common shares in the continuous private offering on a monthly basis.

On November 13, 2023, the Company entered into a subscription agreement (the “Starwood Subscription Agreement”), by and between the Company and Starwood Capital, pursuant to which Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $20.00 (the “Initial Capitalization”). Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the date that is the earlier of (a) the first date that the Company’s NAV reaches $1 billion and (b) the second anniversary of the initial closing of the Company’s continuous private offering, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, the date that is the second anniversary of the initial closing of the Company’s continuous private offering and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following the initial closing of the Company’s continuous private offering (such dates referred to in (i) – (iii), collectively, the “Applicable Liquidity Date”). Following the Applicable Liquidity Date, Starwood Capital may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date (each, a “Starwood Repurchase”). The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the Company’s share repurchase plan and are not therefore subject to the quarterly limitation or the Early Repurchase Deduction.

Notwithstanding the foregoing, for so long as Starwood Capital or its affiliate acts as the Advisor, the Company will not effect any Starwood Repurchase in any quarter that the full amount of all common shares requested to be repurchased by shareholders other than Starwood Capital and its affiliates under the share repurchase plan are not repurchased or the share repurchase plan has been suspended.

Effective as of November 10, 2023, the board of trustees adopted a share repurchase plan (the “Share Repurchase Plan”), pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of Class T shares, Class S shares, Class D shares, Class E shares and Class I shares (including repurchases at certain non-U.S. investor access funds primarily created to hold the Company’s shares) under its share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). In addition, effective as of November 10, 2023, the board of trustees adopted a distribution reinvestment plan (the “DRP”), whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The foregoing description of each of the DRP does not purport to be complete and is qualified in its entirety by reference to the DRP, a copy of which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Starwood Credit Real Estate Income Trust,” the “Company,” “we,” “us,” or “our” refer to Starwood Credit Real Estate Income Trust and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Registration Statement on Form 10, as amended (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

•
our future operating results;
•
our business prospects and the prospects of the assets in which we may invest;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment and lending strategies;
•
our ability to source adequate investment and lending opportunities to efficiently deploy capital;
•
our current and expected financing arrangements;
•
the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our investments;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with the Advisor or any of its affiliates;
•
the dependence of our future success on the general economy and its effect on the assets in which we may invest;
•
our use of financial leverage;
•
the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Advisor or its affiliates to attract and retain highly talented professionals;
•
our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
•
the tax status of the assets in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of Post-Effective Amendment No. 1 to our Registration Statement filed with the SEC, and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:

•
changes in the economy, particularly those affecting the real estate industry;
•
risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;
•
adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;
•
our portfolio may be concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;

•
limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a REIT for U.S. federal income tax purposes;
•
since there is no public trading market for our common shares, repurchase of common shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of trustees may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgement, it deems such action to be in our best interest. As a result, our common shares should be considered as having only limited liquidity and at times may be illiquid;
•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
•
the purchase and repurchase prices for our common shares are generally based on our prior month’s NAV and are not based on any public trading market; and
•
future changes in laws or regulations and conditions in our operating areas.

Although we believe the assumptions underlying the forward-looking statements, are reasonable, any of the assumptions could be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of the these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Overview

We are a Maryland statutory trust formed on June 28, 2023. We expect to be externally managed by our investment advisor, Starwood Credit Advisors, L.L.C., (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”). Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $75 billion of capital and currently has over $115 billion of assets under management.

Our investment objectives are to invest primarily in debt on high quality assets that will enable us to:

•
provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•
preserve and protect invested capital, by focusing on high quality real assets with current cash-flow and/or limited business plan risk;
•
reduce downside risk through conservative loan-to-value ratios against high quality real assets with meaningful borrower equity or implied equity; and
•
provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

We may not achieve our investment objectives. See Item 1A. “Risk Factors” in our Registration Statement on Form 10, as amended, filed with the SEC.

Our investment strategy will be focused on originating, acquiring, financing and managing a portfolio of primarily commercial real estate (“CRE”) debt investments, typically in the form of senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans are expected to be primarily secured by properties in the U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real-estate related debt and equity securities, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

Our board of trustees at all times will have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement (as defined below), we will delegate to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

We will be structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We intend to elect and qualify to be taxed as a REIT under the Internal Revenue Code, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

We will be conducting a blind pool continuous private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

On October 31, 2023, we commenced a continuous private offering of an unlimited number of our common shares of beneficial interest. The Company intends to use the net proceeds primarily to make investments in commercial real estate debt and real estate-related securities. We intend to sell our common shares in our continuous private offering on a monthly basis.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Form 10-Q.

Key Components of Our Results from Operations

Revenues

We were capitalized through the purchase by Starwood Real Estate Income Holdings, L.P., a wholly-owned subsidiary of the Sponsor, of 50 common shares for an aggregate purchase price of $1,000 on July 14, 2023. As of November 14, 2023, we have not engaged in principal operations nor generated any revenues. Our entire activity since inception to November 14, 2023, was our initial capitalization and preparation for our proposed fundraising through our continuous private offering.

As of November 14, 2023, we had neither originated nor acquired any investments that will be funded with the net proceeds from our continuous private offering. The number and type of investments that we originate or acquire will depend upon market conditions, the amount of proceeds we raise in our continuous private offering and other circumstances existing at the time of our operations and investment activities.

We will seek to focus on senior secured floating rate investments, secured by high quality real assets to generate current cash flow. We seek to identify attractive risk-reward investments by financing high quality real assets with substantial borrower equity and plan to partner with well-known sponsors with real assets in primarily gateway and select secondary markets. We expect to create synergies with Starwood Capital’s existing debt capabilities by leveraging its significant scale and existing relationships to source high quality lending opportunities. Our revenues will primarily comprise interest income generated by investments in loans and by securities backed by loans in addition to loan origination fees and gains on sales of loans and securities investments.

Expenses

Pursuant to the Advisory Agreement between the Company and the Advisor (the “Advisory Agreement”), the Advisor will be responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees. As discussed in Note 4 “Related Party Transactions” to the Company’s unaudited financial statements as of and for the period ending September 30, 2023, certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company.

Pursuant to the terms of the Advisory Agreement, the Advisor will be responsible for, among other things:

•
managing the Company’s assets in accordance with its investment objective, policies and restrictions;
•
determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolios and the manner of implementing such changes;
•
making investment decisions for the Company and monitoring the Company’s investments;
•
engaging and supervising, on the Company’s behalf, agents and service providers to assist in making and managing the Company’s investments;
•
determining valuations of the Company’s assets;
•
performing due diligence on prospective portfolio investments;
•
recommending the appropriate level of leverage and debt financing;

•
exercising voting rights in respect of portfolio securities and other investments for the Company; and
•
providing the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

Pursuant to the Advisory Agreement, the Advisor may delegate any of the services for which it is responsible for to a third-party service provider. In the event the Advisor chooses to engage a third-party service provider, the Advisor will remain responsible for the performance of such services and the Company generally will pay fees to the third-party service providers for such services.

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor will be paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the avoidance of doubt, we will not pay the Advisor the Management Fee with respect to the Class E shares, and as a result, it is a class-specific expense. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on our common shares. The Advisor has agreed to waive its Management Fee for the first 3 months following the initial closing of our continuous private offering. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof.

Performance Fee

The Advisor may be entitled to receive a performance fee (“the Performance Fee”) which is accrued monthly and payable quarterly in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. The Advisor will not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once Core Earnings in any 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until Core Earnings for such the applicable 4-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor will be entitled to receive 12.5% of the Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof.

Organizational and Offering Expenses

The Advisor has agreed to advance all of the Company’s organization and offering expenses on its behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of Starwood Capital, L.L.C., a Delaware limited liability company (the “Dealer Manager”) in the performance of wholesaling activities (but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee)) through the first anniversary of the initial closing of our continuous private offering. The Company will reimburse the Advisor for all such advanced expenses ratably over the 60 months following the first anniversary of the initial closing of our continuous private offering. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Advisor without reimbursement from the Company. After the first anniversary of the initial closing of our continuous private offering, the Company will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred.

Acquisition Expenses

We will reimburse the Advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination and financing of investments, whether or not such investments are acquired or originated.

Operating Expenses (Including General and Administrative Expenses) Reimbursement

In addition to the organization and offering expense and acquisition expense reimbursements described above, the Advisor has agreed to advance certain of the Company’s operating expenses on its behalf through the first anniversary of the initial closing of our continuous private offering. In addition to the organization and offering expense and acquisition expenses described above, the Advisor will advance certain out-of-pocket costs and expenses it incurs in connection with the services it provides to the Company, including, but not limited to, (1) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our investments, whether payable to an affiliate or a non-affiliated person and (3) expenses related to personnel of the Advisor performing services for the Company other than those who provide investment advisory services or serve as our executive officers.

The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the initial closing of our continuous private offering. Operating expenses incurred after the first anniversary of the initial closing of our continuous private offering will be paid by the Company as incurred.

Fees from Other Services of the Advisor

The Company may retain certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/ brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. As of November 14, 2023, the Company has not retained an affiliate of the Advisor for any such services.

Hedging

Hedging activities can be expected to result in the incurrence of hedging related expenses. In general, the Company will seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, the Company may mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration.

Similarly, the Company’s loans and investments that are denominated in a foreign currency will also be subject to risks related to fluctuations in exchange rates. The Company generally expects to mitigate this exposure by matching the currency of foreign currency-denominated assets to the currency of the borrowings that finance those assets. As a result, the Company expects to substantially reduce its exposure to changes in portfolio value related to changes in foreign currency exchange rates.

The Company intends to hedge its remaining net currency exposures in a prudent manner. In doing so, the Company generally expects to structure our foreign currency hedges so that the notional values and expiration dates of hedge positions approximate the amounts and timing of future payments expected to be received on the related investments. However, the currency hedging strategies employed may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates.

Valuation of Portfolio Investments

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor will be paid a Management Fee equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisor and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and likely differs from the book value of our equity reflected in our financial statements. To calculate our NAV for purposes of establishing a purchase and repurchase price for our common shares, we have adopted a model that calculates the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholder’s equity or any other GAAP measure.

The following valuation methods will be used for purposes of calculating our NAV:

CRE Loans and Other Real Asset Loans. The fair market value of our CRE loan and other real asset loan investments will be determined by the Advisor on a monthly basis. Newly originated or acquired loan investments are initially valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the independent valuation advisor will review and confirm the reasonableness of the Advisor’s valuations of each of our CRE loan and other real asset loan investments. Valuations of CRE and other real asset loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among other factors. The fair values will be determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate will be determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

Collateral - For CRE loan and other real asset loan investments, an appraisal will be completed by an independent appraisal firm prior to the closing of each transaction. Appraised values of property collateral are based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors. The Advisor may choose to obtain an updated third-party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.

Real Estate Owned Properties - In the event we pursue an ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) property. REO properties will initially be valued at fair value (prepared by an independent appraiser) less closing costs, at the time of acquisition. Thereafter, as of the end of each month, the Advisor will determine the fair market value of each of the REO properties and the independent valuation adviser will review and confirm the reasonableness of those valuations. Additionally, the REO properties may be valued by an independent appraiser periodically, as determined by the Advisor. Property-level valuations reflect changes in property value based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors.

Other Real Estate-Related Assets - Our investments in real estate-related assets will focus on non-distressed public and private real estate-related debt securities, including, but not limited to, CMBS and CLOs. In general, real estate-related assets will be valued by the Advisor according to the procedures specified below upon acquisition or issuance and then monthly. Interim valuations of real estate-related assets that are valued monthly may be performed if the Advisor believes the value of the applicable asset may have changed materially since the most recent valuation. In addition, our board of trustees may retain additional independent valuation firms to assist with the valuation of real estate-related assets.

Publicly Traded Real Estate-Related Assets - Publicly traded real-estate related assets that are not restricted as to salability or transferability will be generally valued by the Advisor monthly on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Market quotations may be obtained from third-party pricing service providers or broker-dealers. When reliable market quotations are available from multiple sources, the Advisor will apply commercially reasonable efforts to use two or more quotations and will typically value the assets based on the average of the quotations obtained. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Advisor. The Advisor may adjust the value of public debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration will be given to the nature and length of such restriction and the relative volatility of the market price of the security.

Private Real Estate-Related Assets - Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will be initially valued by the Advisor at the acquisition price and thereafter are revalued monthly at fair value. Each month, the independent valuation advisor will review and confirm the reasonableness of those valuations. The fair value of real-estate related operating businesses will be generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis will be supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.

Derivative Instruments - In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments. We will report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. The pricing service will value bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service will value currency forward contracts under the market approach through the use of quoted market prices available in an active market.

Liquid Non-Real Estate-Related Assets - Liquid non-real estate-related assets include credit rated government debt securities, corporate debt securities, cash and cash equivalents. Liquid non-real estate-related assets will be valued monthly by the Advisor based on market quotations or at fair value determined in accordance with GAAP.

Liabilities - The fair market value of any of our future facilities will be determined by the Advisor on a monthly basis, which will be used in calculating our NAV. New facilities will initially be valued at par, which is expected to represent fair value at that time. Each month thereafter, the independent valuation advisor will review and confirm the reasonableness of the valuations of each facility liability that will be used in calculating NAV. Any changes to the fair value of facilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.

The fair value of any financing liabilities will generally be measured using our valuation guidelines discussed above.

Each report prepared by the independent valuation advisor is addressed solely to us. The independent valuation advisor’s reports are not addressed to the public and may not be relied upon by any other person to establish value of the facilities that will be used in calculating NAV.

Our board of trustees has delegated to the Advisor the responsibility for monitoring significant events that may materially affect the values of our facilities for determining whether the existing valuations should be re-evaluated prior to the next scheduled monthly valuation in light of such significant events. In addition to our debt obligations, our liabilities include the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to shareholder servicing fees are allocable to Class T shares, Class S shares and Class D shares and will only be included in the NAV calculation for those classes. Liabilities related to the Management Fee and Performance Fee are allocable to Class T shares, Class S shares, Class D shares, and Class I shares and will be included in the NAV calculation for only those classes.

For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisor through the first anniversary of the initial closing of our continuous private offering, nor (2) operating expenses paid by the Advisor, incurred by us during the period through the first anniversary of the initial closing of our continuous private offering, will be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs.

Portfolio and Investment Activity

As of September 30, 2023, the Company had not yet completed the initial closing of its continuous private offering and had no portfolio investments.

Results of Operations

As of September 30, 2023, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from the continuous private offering in order to conduct our investment activities. We intend to make investments with the capital received from the continuous private offering and any indebtedness that we may incur in connection with our investment activities.

Our Registration Statement on Form 10 became effective on October 2, 2023. As of September 30, 2023, we had neither purchased nor contracted to purchase any investments.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, the Company was still in its organizational period and has not yet commenced principal operations or generated any revenues. Principal operations are expected to commence when common shares are issued in the initial closing of our continuous private offering.

Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $20.00. Further, Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the earlier of (a) the first date that our NAV reaches $1 billion and (b) the second anniversary of the initial closing of our continuous private offering, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, at least the second anniversary of the initial closing of our continuous private offering and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following the initial closing of our continuous private offering. As of September 30, 2023, Starwood Capital and its subsidiaries have made an initial capital contribution of $1,000 in cash, in exchange for 50 common shares. The Company may issue additional Class E shares to Starwood Capital in connection with the Company’s acquisition of additional assets in the future.

We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of equity and / or debt securities.

Our primary uses of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, CMBS and other commercial real estate-related debt investments, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as described herein), and (v) cash distributions to the holders of our shares to the extent declared by our board of trustees.

The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2023, the Company had not commenced operations and had no outstanding borrowings.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate and lease intangibles, investments in real estate debt, and revenue recognition to be our critical accounting policies. Refer to Note 3 — “Summary of Significant Accounting Policies” to our financial statements for further descriptions of such accounting policies.

Revenue Recognition

The guidance in ASC 825 provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

As discussed in Note 3 – “Summary of Significant Accounting Policies” to our financial statements, the Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s balance sheet from those instruments using another accounting method.

Accrual of interest on non-performing loans is ceased at the earlier of (i) the loan becoming significantly past due or (ii) management concluding that a full recovery of all interest and principal is doubtful. Interest income on non-accrual loans in which management expects a full recovery of the loan’s outstanding principal balance is only recognized when received in cash. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and management believes all future principal and interest will be received according to the contractual loan terms.

For loans acquired with deteriorated credit quality, interest income is only recognized to the extent that the estimate of undiscounted expected principal and interest exceeds the investment in the loan. Such excess, if any, is recognized as interest income on a level-yield basis over the life of the loan.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code, for federal income tax purposes, beginning with its taxable year ended December 31, 2023. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its shareholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), and (3) certain state or local income taxes. The Company's tax returns for three years from the date filed are subject to examination.

The Company intends to form wholly-owned subsidiaries to function as TRSs and will file TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs will be subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk are expected to relate to interest rates, credit spreads, credit, market values, liquidity and foreign currency exchange rates. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our net interest income is expected to be exposed to interest rate volatility primarily as a result of the floating rate nature of the investments we plan to hold and the financing we plan to place on them. Additionally, we may use company-level facilities featuring floating interest rates for liquidity and working capital purposes. Furthermore, we may make investments in fixed and floating rate debt securities and the value of our positions may increase or decrease depending on interest rate movements. Finally, interest rate changes may impact the demand for loans and the availability of financing needed to expand our investment portfolio.

A rise in the general level of interest rates can be expected to lead to higher debt service payment requirements relative to any variable rate investments we hold and to declines in the value of any fixed rate investments we may hold. Rising interest rates carry default risk to our borrowers, because cash flows from underlying properties may fall below the debt service payments due to us on the investments, triggering borrower liquidity covenants. Therefore, we expect to protect property cash flows by requiring borrowers to purchase interest rate caps, which provides a hedge against rising interest rates, whereby the borrower will receive excess cash if interest rates exceed predetermined strike prices. Furthermore, rising interest rates also cause our overall cost of borrowing to increase, partially or fully, offsetting any increase in elevated debt service payments received on our variable rate investments. In general, we will seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we may mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. Given our target leverage ratios, an increase in interest rates may result in an increase in our net investment income and the amount of the Performance Fee payable to the Advisor.

A decline in interest rates can be expected to lead to lower debt service payments received from any variable rate investments we may hold, decreases in the interest income earned on any floating rate investments we hold, and increases in the value of any fixed rate investments we hold. To mitigate the impact of reduced earnings as a result of declining interest rates, we expect to structure interest rate floors into each loan where the borrower will be required to pay minimum interest payments should interest rates fall below a predetermined rate. Additionally, reduced interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not typically feature interest rate floors, but our variable rate investments feature minimum interest payments due to us, declining interest rates may result in an increase to the Company’s net interest income and an increase in the amount of the Performance Fee payable to the Advisor.

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, U.S. fixed-rate commercial mortgage loans and CMBS are priced based on a spread to U.S. Treasury securities or interest rate swaps. We will generally expect to benefit if credit spreads narrow during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments, and we may experience losses if credit spreads widen during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments. We will actively monitor our exposure to changes in credit spreads and we may enter into credit total return swaps or take positions in other credit-related derivative instruments to moderate our exposure to losses associated with a widening of credit spreads.

Credit Risk

We expect to be exposed to credit risk in our investments with respect to a borrower’s ability to make required debt service payments to us and repay the unpaid principal balance in accordance with the terms of the loan agreement. We expect to manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification, of our investments on an ongoing basis. In addition, we intend to re-evaluate the credit risk inherent in our investments on a regular basis taking into consideration a number of fundamental macro-economic factors such as gross domestic product, unemployment, interest rates, capital markets activity, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.

We expect to be exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our investments. To mitigate this risk, we seek to avoid large single tenant exposure and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We may seek to mitigate the credit risk associated with derivative instruments by entering into transactions with high-quality counterparties.

Market Value Risks

We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities, and borrowings due to changes in market conditions, including credit spreads, interest rates, property cash flows, and commercial property values that serve as collateral. We seek to manage our exposure to market risk by originating or acquiring investments secured by different property types located in diverse, but liquid markets with stable credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown.

Commercial property values are subject to volatility and may be adversely affected by a number of factors, including national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts on our investments.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring us to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

Foreign Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. Over the term of our investments, we intend to mitigate this risk exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. In addition, we expect to typically enter into a series of foreign currency forward contracts to fix the U.S. dollar amount of foreign currency-denominated cash flows (interest income, principal payments and net sales proceeds after the repayment of debt) we expect to receive from our foreign currency denominated investments.

Although we expect to substantially reduce our exposure to changes in net investment income and portfolio value related to changes in foreign exchange rates, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Registration Statement on Form 10 filed with the SEC, as amended. As of September 30, 2023, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our Registration Statement on Form 10.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Unregistered Sales of Equity Securities

We were capitalized through the purchase by Starwood Real Estate Income Holdings, L.P., a wholly-owned subsidiary of the Sponsor, of 50 common shares for an aggregate purchase price of $1,000 on July 14, 2023. These shares were issued and sold in reliance upon the available exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

We intend to engage in a continuous private offering of our common shares to “accredited investors” (as defined in Regulation D under the Securities Act) made pursuant to the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder and applicable state securities laws.

Share Repurchase Plan

On November 10, 2023, our board of trustees adopted a share repurchase plan, whereby shareholders may request on a quarterly basis that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular calendar quarter, in our discretion, subject to any limitations in the share repurchase plan.

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Shares are repurchased at a price equal to the transaction price on the applicable Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The Early Repurchase Deduction does not apply to shares acquired through our distribution reinvestment plan.

The aggregate NAV of total repurchases of Class T, Class S, Class D, Class I and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares and excluding any Early Repurchase Deduction) under our share repurchase plan is limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Advisor pursuant to the Advisory Agreement will not be subject to these repurchase limitations.

In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any calendar quarter under our share repurchase plan, shares repurchased at the end of the calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

Under our share repurchase plan, our board of trustees may amend, suspend or terminate our share repurchase plan at any time if it deems such action to be in our best interest. As a result, share repurchases may not be available each calendar quarter. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Election of Trustees

On November 10, 2023, the sole trustee of the Company increased the size of the board of trustees to five members and elected each of Dennis G. Schuh, Peggy Lamb, Jay N. Levine and Cyrus D. Walker to the board of trustees to fill the vacancies created by such increase, in each case, effective November 10, 2023. The board of trustees has determined that each of Messrs. Levine and Walker and Ms. Lamb is independent in accordance with the Company’s Corporate Governance Guidelines. The selection of Messrs. Levine and Walker and Ms. Lamb to serve as a trustee was not pursuant to any arrangement or understanding with any other person. Mr. Schuh is affiliated with Starwood Capital and was requested by Starwood Capital to serve on the board of trustees. Each trustee will serve until his or her resignation, removal, death, disqualification, or adjudication of legal incompetence or the election and qualification of his or her successor. There are no transactions between the Company and any of the trustees that would be required to be reported under Item 404(a) of Regulation S-K.

Ms. Lamb and Mr. Levine will serve on the Audit Committee of the Board of trustee and Mr. Levine will serve as the Chairperson of the Audit Committee. The board of trustees has determined that each of Ms. Lamb and Mr. Levine meet all applicable requirements to serve on the Company’s Audit Committee, including the rules and regulations of the Securities and Exchange Commission.

Biographical information for each of the trustees elected is set forth below.

Dennis G. Schuh, 51, has served as the Company’s Chief Executive Officer and President since its formation in June 2023 and as a trustee since November 2023. Mr. Schuh has also served as the Chief Originations Officer of Starwood Property Trust since February 2016. In this role, Mr. Schuh is responsible for national originations, including senior debt, mezzanine and preferred equity investments. Prior to joining Starwood Property Trust in 2016, Mr. Schuh was a Managing Director for J.P. Morgan from 1997 to February 2016, where he held several roles as head of CMBS Banking/Origination and head of CMBS Capital Markets. Before joining J.P. Morgan in 1997, Mr. Schuh worked at Fitch Ratings where he rated CMBS and REITs. He served on the Board of Governors for the CRE Finance Council from 2006 to 2008 and on its Executive Committee from 2007 to 2008. Mr. Schuh graduated from Georgetown University with a BS in Business Administration with a degree in Finance.

Peggy Lamb, 59, has served as an independent trustee since November 2023. Ms. Lamb has also served as a member of the board of directors of Starwood Real Estate Income Trust, Inc. since January 2021. Since 2017, she has served as a Managing Director of Halstatt, LLC, where she is a principal at Halstatt Real Estate Partners, a real estate investment fund. In her role, Ms. Lamb is responsible for originating, structuring, underwriting, and closing real estate investments, as well as managing an existing diverse investment portfolio across multiple asset types. Ms. Lamb worked at Goldman Sachs from 1990 to 2005 and served in a number of management roles including as COO for Investment Banking Real Estate Department and Chief of Staff for the Financing Group. Ms. Lamb received an M.B.A. from Harvard Business School and a B.S. from the University of Illinois.

Cyrus D. Walker, 55, has served as an independent trustee since November 2023. Since August 2023, Mr. Walker has served as a Strategic Advisor for Fifth Down Capital, an investment firm that focuses on private companies in the global internet, software, consumer and fintech industries, where he advises on strategic leveraging of networks to actively create and enhance opportunities aligning with the firm's mission to invest in generational companies. Since February 2022, Mr. Walker has been a principal at Discovery Land Company, a U.S.-based real estate developer and operator of private communities and resorts. In addition, Mr. Walker has been an operating partner at Vistria Group, a private equity investment firm, and has served as a director for The Mather Group, an investment advisory firm and affiliate of Vistria Group since January 2022. Mr. Walker has served as a director for Flores & Associates LLC since August 2022, also a Vistria Group affiliated company. From April 2018 to March 2022, Mr. Walker served as the founder and Chief Executive Officer of The Dibble Group, an insurance brokerage and consulting firm. From January 2000, Mr. Walker served in several roles at Nemco Group, LLC, an insurance brokerage and consulting firm, including serving as its Co-Chief Executive Officer until April 2012, when it was acquired by a subsidiary of NFP Corp., a multi-national insurance brokerage and consulting business. Mr. Walker also founded and served as Chief Executive Officer of OSI Benefits, an insurance brokerage consulting firm and division of Opportunity Systems, Inc., from 1995 to January 2000. Mr. Walker has served as a director of Houlihan Lokey, Inc. since November 2020 and Chair of the Nominating and Corporate Governance Committee since January 2021, as a director of APi Group Corporation since October 2019 and Chair of the Nominating and Corporate Governance Committee of APi Group Corporation since March 2021, and has served on the board of directors of privately held jewelry company, Kendra Scott, LLC, since May 2021. Mr. Walker was previously a director of Arbor Rapha Capital Bioholdings Corp. I, a blank check company from March 2021 to March 2023. Mr. Walker received a B.A. from Colorado College.

Jay N. Levine, 61, has served as an independent trustee since November 2023. Mr. Levine’s distinguished operating track record and leadership experience within public and private financial services markets spans over 30 years. From December 2020 to May 2022, Mr. Levine served as Chief Executive Officer of Cascade Acquisition Corp (NYSE: CAS), an incorporated blank check company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Between March 2011 and December 2020, Mr. Levine served as Chairman of the Board (June 2018 – December 2020) and President and Chief Executive Officer (March 2011 – September 2018) of OneMain Financial (NYSE: “OMF”, f.k.a. “Springleaf”), a provider of personal loans and other financial services to consumers. Prior to OneMain, Mr. Levine served as President, CEO and a Director of Capmark Financial Group (“Capmark”), a commercial real estate finance company, as part of its corporate restructuring from 2008 until 2011. From 2000 until 2008, Mr. Levine served as President, CEO and a member of the Board of Directors of Royal Bank of Scotland (“RBS”) Global Banking & Markets in North America, as well as CEO of its predecessor entity, RBS Greenwich Capital. Additionally, from November 2019 through August 2020, Mr. Levine served on the Board of Directors of FinServ Acquisition Corp. (NASDAQ: FSRV), a SPAC focused on the financial services industry. Mr. Levine earned a bachelor’s degree from the University of California Davis.

In connection with the election of such trustees, the Company entered into an indemnification agreement with each of Messrs. Levine, Walker and Schuh and Ms. Lamb, effective as of November 10, 2023. The terms of the indemnification agreement are substantially identical to the terms of the indemnification agreements the Company has entered into with each of its other trustees and executive officers. The indemnification agreement requires, among other things, that, subject to certain limitations, the Company will indemnify each of Messrs. Levine, Walker and Schuh and Ms. Lamb and advance to such trustee all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. This description of the indemnification agreement is a summary and is qualified in its entirety by the full terms of the Company’s form of indemnification agreement, which was included as Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the SEC on October 31, 2023 and incorporated herein by reference.

For their service as a trustee, each of each of Messrs. Levine and Walker and Ms. Lamb will be compensated in accordance with the Compensation Policies (as defined below).

Independent Trustee Compensation

On November 10, 2023, the board of trustees adopted an independent trustee compensation policy (the “Independent Trustee Compensation Policy”) and an independent trustee restricted common share plan (the “Independent Trustee Restricted Common Share Plan” and, together with the Independent Trust Compensation Policy, the “Compensation Policies”), in each case, effective November 10, 2023. Pursuant to the terms of the Compensation Policies, each of the Company’s non-employee trustees who are not affiliated with the Advisor or Starwood Capital will be compensated for their service as a trustee with an annual retainer of $75,000, plus an additional annual retainer of $15,000 for the chairperson of the Audit Committee (the “Annual Compensation”). The Annual Compensation is payable in quarterly installments, with (i) 75% of the Annual Compensation payable in cash and (ii) the remaining 25% in an annual grant of restricted Class E common shares issued at a price per share equal to the most recently determined NAV per Class E common share as of the date of grant, which will vest one year from the date of grant; provided that, in connection with the first annual grant, the restricted Class E common shares will be based on the initial per share price of common shares offered in the Company’s continuous private offering. In addition, on November 10, 2023, the board of trustees approved initial grants of restricted Class E common shares as set forth in the Compensation Policies, which will be issued on the third business day following the initial closing of the Company’s continuous private offering.

The description of the Compensation Policies is a summary and is qualified in its entirety by the full terms of the Compensation Policies, which are filed as Exhibit 10.4, Exhibit 10.5 and Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Starwood Capital Subscription Agreement

On November 13, 2023, the Company entered into a subscription agreement (the “Starwood Subscription Agreement”), by and between the Company and Starwood Capital, pursuant to which Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $20.00 (the “Initial Capitalization”). Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the date that is the earlier of (a) the first date that the Company’s NAV reaches $1 billion and (b) the second anniversary of the initial closing of the Company’s continuous private offering, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, the date that is the second anniversary of the initial closing of the Company’s continuous private offering and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following the initial closing of the Company’s continuous private offering (such dates referred to in (i) – (iii), collectively, the “Applicable Liquidity Date”). Following the Applicable Liquidity Date, Starwood Capital may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date (each, a “Starwood Repurchase”). The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the Company’s share repurchase plan and are not therefore subject to the quarterly limitation or the Early Repurchase Deduction.

Notwithstanding the foregoing, for so long as Starwood Capital or its affiliate acts as the Advisor, the Company will not effect any Starwood Repurchase in any quarter that the full amount of all common shares requested to be repurchased by shareholders other than Starwood Capital and its affiliates under the share repurchase plan are not repurchased or the share repurchase plan has been suspended.

The description of the Starwood Subscription Agreement is a summary and is qualified in its entirety by the full terms of the Starwood Subscription Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Share Repurchase Plan and Distribution Reinvestment Plan

Effective as of November 10, 2023, the board of trustees adopted a share repurchase plan (the “Share Repurchase Plan”), pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of Class T shares, Class S shares, Class D shares, Class E shares and Class I shares (including repurchases at certain non-U.S. investor access funds primarily created to hold the Company’s shares) under its share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). In addition, effective as of November 10, 2023, the board of trustees adopted a distribution reinvestment plan (the “DRP”), whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The foregoing description of the DRP does not purport to be complete and is qualified in its entirety by reference to the DRP, a copy of which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

During the three months ended September 30, 2023, no trustee or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1

Certificate of Trust of Starwood Credit Real Estate Income Trust, dated June 28, 2023 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 3, 2023 and incorporated by reference herein)

4.1	Distribution Reinvestment Plan
10.1

Dealer Manager Agreement, dated as of October 31, 2023, by and between Starwood Credit Real Estate Income Trust and Starwood Capital, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2023 and incorporated by reference herein)

10.2	Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.1 hereof)
10.3	Subscription Agreement, dated November 13, 2023, by and between Starwood Credit Real Estate Income Trust and Starwood Real Estate Income Holdings, L.P.
10.4	Independent Trustee Compensation Policy, effective as of November 10, 2023
10.5	Independent Trustee Restricted Common Share Plan, dated November 10, 2023
10.6	Form of Restricted Common Share Award Certificate
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet (Unaudited), (ii) Statement of Operations (Unaudited), (iii) Statement of Changes in Redeemable Common Shares and Equity (Unaudited), (v) Statement of Cash Flows (Unaudited), (vi) the Notes to Financial Statements (Unaudited), and (vii) cover page

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: November 14, 2023
	By:	/s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Marc A. Fox
Name: Marc A. Fox
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)