Form 10-K
period 2023-12-31
Starwood Credit Real Estate Income Trust
filed 2024-03-29
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-56577

STARWOOD CREDIT REAL ESTATE INCOME TRUST

(Exact name of registrant as specified in its charter)

Maryland	93-6487687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2340 Collins Avenue

Miami Beach, FL 33139

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (305) 695-5500

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Class T Common shares of beneficial interest, $0.01 par value per share

Class S Common shares of beneficial interest, $0.01 par value per share

Class D Common shares of beneficial interest, $0.01 par value per share

Class I Common shares of beneficial interest, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate net asset value of the common shares held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common shares.

As of March 26, 2024, the issuer had the following shares outstanding: 1,969,181 shares of Class S common shares, 1,631,288 shares of Class E common shares, and 868,544 shares of Class I common shares. There are no outstanding shares of Class T common shares or Class D common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Form 10-K

Year Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

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
•
the timing and amount of cash flows and distributions, if any, from our investments;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with the Advisor (as defined below) or any of its affiliates;
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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

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
•
limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a REIT (as defined below) for U.S. federal income tax purposes;
•
since there is no public trading market for our common shares, repurchase of common shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of trustees may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest. As a result, our common shares should be considered as having only limited liquidity and at times may be illiquid;
•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
•
the purchase and repurchase prices for our common shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market; and

•
future changes in laws or regulations and conditions in our operating areas.

Although we believe the assumptions underlying the forward-looking statements, are reasonable, any of the assumptions could be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of the these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

SUMMARY RISK FACTORS

The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.”

Some of the more significant risks relating to our business, our private offering and investment in our common shares include:

Risks Related to Our Organizational Structure

•
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•
We are dependent on Starwood Capital (as defined below) and its affiliates, including the Advisor, and their key personnel who provide services to us through the Advisory Agreement (as defined below), and we may not find a suitable replacement for the Advisor if the Advisory Agreement is terminated, or for these key personnel if they leave Starwood Capital or otherwise become unavailable to us.
•
The Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of trustees for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition. There is no public trading market for our common shares; therefore, your ability to dispose of your common shares will likely be limited to repurchase by us. If you do sell your common shares to us, you may receive less than the price you paid.
•
Your ability to have your common shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of common shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.
•
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.
•
Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.
•
Our shareholders generally have limited voting rights.

Risks Related to Our Investments

•
Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.
•
The lack of liquidity in our investments may adversely affect our business.
•
Prepayment rates may adversely affect the value of our investment portfolio.
•
The mortgage loans in which we may invest and the mortgage loans underlying the mortgage securities in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
•
Interest rate fluctuations could reduce our ability to execute on our investment strategy and generate income on our investments and may cause losses.
•
If the Advisor overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
•
Real estate valuation is inherently subjective and uncertain.
•
Difficult conditions in the mortgage and commercial real estate (“CRE”) markets may cause us to experience market losses related to our holdings.
•
We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.
•
The B Notes (as defined below) that we originate or acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.
•
Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.
•
The commercial mortgage-backed securities (“CMBS”) in which we invest is subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

•
We may sponsor, and purchase the more junior securities of, collateralized loan obligations (“CLOs”) and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.

Risks Related to Debt Financing

•
We may incur significant leverage.
•
We use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
•
Changes in interest rates may affect our cost of capital and net investment income.
•
We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.

Risks Related to our Relationship with the Advisor and the Dealer Manager

•
We depend on the Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.
•
We do not own the “Starwood” name, but we may use it as part of our corporate name pursuant to the Advisory Agreement. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

Risks Related to Conflicts of Interest

•
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
•
The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.
•
The Management Fee (as defined below) and Performance Fee (as defined below) may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments that increase the risk of our portfolio.
•
Certain Other Starwood Accounts (as defined below) have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Risks Related to our REIT Status and Certain Other Tax Items

•
Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.
•
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
•
Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.
•
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”).
•
Our board of trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.

PART I

Item 1. Business.

The following description of our business should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2023. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Item 1A- Risk Factors” and elsewhere in this Annual Report on Form 10‑K.

References in this Annual Report on Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Credit Real Estate Income Trust and its subsidiaries.

General Description of Business Operations

We are a Maryland statutory trust formed on June 28, 2023 and intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023. We are externally managed by our investment advisor, Starwood Credit Advisors, L.L.C. (“Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls, or is under common control with Starwood Holdings, and any of their respective predecessor entities, “Starwood Capital” or the “Sponsor”). Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $75 billion of capital and currently has approximately $115 billion of assets under management.

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real-estate related debt and equity securities, including CMBS and CLOs.

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of March 26, 2024, we had received gross proceeds of $89.8 million ($89.4 million, net of commissions), from the sale of our common shares through our private offering. We have primarily used the net proceeds to make investments in CRE debt investments and real estate-related securities. We intend to continue selling our common shares on a monthly basis through our continuous, blind pool private offering.

As of December 31, 2023, we operated as one reportable business segment.

Our Advisor

We are externally managed by our Advisor. Our board of trustees has at all times had oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement among the Advisor and us (the “Advisory Agreement”), we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. The Advisor is an affiliate of Starwood Capital. We believe that the Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.

Investment Objectives

Our investment objectives are to invest primarily in debt on high quality assets that will enable us to:

•
provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•
preserve and protect invested capital, by focusing on high quality real assets with current cash-flow and/or limited business plan risk;
•
reduce downside risk through conservative loan-to-value ratios against high quality real assets with meaningful borrower equity or implied equity; and
•
provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to CRE debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

We may not achieve our investment objectives. See “Item 1A. Risk Factors.”

Investment Strategy

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans are expected to be primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets.

To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real-estate related debt and equity securities, including CMBS and CLOs. We believe our real estate-related debt and equity securities will help maintain liquidity to satisfy any share repurchases we choose to make in any particular calendar quarter and manage cash before investing subscription proceeds into investments while also earning attractive current income.

We seek to focus on senior secured floating rate investments, secured by high quality real assets to generate current cash flow. We seek to identify attractive risk-reward investments by financing high quality real assets with substantial borrower equity and partnering with well-known sponsors with real assets in primarily gateway and select secondary markets. We expect to create synergies with Starwood Capital’s existing debt capabilities by leveraging its significant scale and existing relationships to source high quality lending opportunities. Our revenues will primarily be comprised of interest income generated by investments in loans and by securities backed by loans in addition to loan origination fees and gains on sales of loans and securities investments.

Our structure as a perpetual-life REIT allows us to originate, acquire, finance and manage our investment portfolio in an active and flexible manner. We believe the structure is advantageous to shareholders, as we are not limited by a pre-determined operational period and the need to liquidate assets, potentially in an unfavorable market, to satisfy a liquidity event at the end of that period.

Target Assets

CRE Debt Investments

Our target assets include, but are not limited to, the following types of CRE debt investments:

•
Mortgage Loans: We may originate or acquire mortgage loans secured by a first lien on commercial real estate (usually in an amount up to 75% of the underlying value of the collateral), with maturity dates generally ranging from three to five years. In some cases, we may originate and fund a first mortgage loan with the intention of selling the senior tranche (the “A Note”), and retaining the subordinated tranche (the “B Note”) or mezzanine loan tranche. We may receive origination fees, extension fees, modification or similar fees in connection with our whole mortgage loans.
•
B Notes: We may originate or acquire B Notes in negotiated transactions with the originators and in the secondary market. A B Note is typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A Note secured by the same first mortgage on the same property or group. The subordination of a B Note typically is evidenced by an inter-creditor agreement with the holder of the related A Note. B Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A Note. We may receive origination fees, extension fees, modification or similar fees in connection with our B Note investments.
•
Mezzanine Loans: We may originate or acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner. Mezzanine loans are subordinate to mortgage loans secured by mortgage liens on the property but are senior to the borrower’s equity in the property. Upon default, the mezzanine lender can foreclose on the ownership interests pledged under the loan and thereby succeed to ownership of the property, subject to the mortgage lien on the property. We may receive origination fees, extension fees, modification or similar fees in connection with our mezzanine loans.
•
CLOs and CMBS: CLOs are securities that are collateralized by a pool of debt obligations. CMBS are securities that are collateralized by, or evidence ownership interests in, a mortgage loan secured by a single commercial property, or a partial or entire pool of mortgage loans secured by commercial properties. We may invest in investment grade CLOs and/or CMBS (rated BBB- or Baa3 or higher), sub-investment grade CLOs and/or CMBS and/or unrated CLOs and/or CMBS.

Infrastructure and Other Real Asset Lending Investments

We may invest in infrastructure and other real asset lending investments, including senior secured project finance loans and senior secured project finance investment securities secured by power generation facilities and midstream and downstream oil and gas assets.

Cash, Cash Equivalents and Other Short-Term Investments

We may hold cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our intended qualification as a REIT:

•
money market instruments, cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest- bearing time deposits and credit rated corporate debt securities);
•
U.S. government or government agency securities; and
•
credit-rated corporate debt or asset-backed securities of U.S. or foreign entities, or credit-rated debt securities of foreign governments or multi-national organizations.

Other Investments

The allocation of our capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to prevailing market conditions, including with respect to interest rates and general economic and credit market conditions. We may, but do not presently intend to, make investments other than as described above. At all times, we intend to make investments in such a manner consistent with maintaining our qualification as a REIT under the Code and maintaining our exclusion from registration under the Investment Company Act. Such other assets may include, among other things, other real estate-related debt investments, such as loans to REITs and real estate operating companies (“REOCs”) and corporate bonds of REITs and REOCs; loans to providers of real estate net lease financing; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs, credit default swaps and other derivative securities; collateralized debt obligations; real property investments; and non-real estate-related debt investments.

Financing Strategy

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader, more diverse portfolio of investments. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registering under the Investment Company Act, we may finance the acquisition of our target assets, to the extent available to us, through the following methods:

•
sources of private and government sponsored financing, including long and short-term repurchase agreements as well as warehouse and bank credit facilities;
•
whole loan and loan participation sales, securities sales, syndications, securitizations and/or CLO transactions; and
•
our continuous private offering of common shares.

We may also utilize other sources of financing to the extent available to us.

After we have raised substantial proceeds in our continuous, blind pool private offering and acquired a diversified portfolio of investments (the “Ramp-Up Period”), our target leverage ratio will be 60% to 75%. Our leverage ratio is measured by dividing (i) the aggregate principal amount of our outstanding indebtedness (including both entity-level and investment-level debt), by (ii) the gross asset value of our investments (measured using the greater of fair market value and cost). For purposes of calculating our leverage, we exclude any senior portions of investments that are sold to, or held by, third party lenders to achieve “structural leverage,” where we retain a mezzanine or other subordinate investment that is unencumbered and not otherwise pledged as collateral for borrowed money.

During the Ramp-Up Period and/or during times of increased investment and capital market activity, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may procure financing from the Advisor or its affiliates; provided, that any such financing will be approved by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to be used to fund repurchases of our shares in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous private offering, to fund debt investments or for any other corporate purpose.

Our actual leverage level is affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of our common shares will generally cause our leverage as a percentage of our net assets, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of our common shares will generally cause our leverage as a percentage of our net assets to increase, at least temporarily. Our leverage as a percentage of our net assets also increases or decreases with decreases or increases, respectively, in the net asset value of our portfolio. If we borrow under a line of credit to fund repurchases of our common shares or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous private offering or sell some of our assets to repay outstanding indebtedness.

There is no limit on the amount we may borrow with respect to any individual investment. During the Ramp-Up Period, our leverage ratio may exceed our target. We may also exceed our target leverage ratio at other times, particularly during a market downturn or in connection with a large acquisition. Our board of trustees will periodically review our aggregate borrowings. In connection with such review, our board of trustees may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our investments, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors.

Governmental Regulations

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Competition

We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, Other Starwood Accounts, with investment strategies that overlap with ours may be allocated investment opportunities, which the Advisor and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with Starwood Capital’s prevailing policies and procedures.

In the face of this competition, we have access to the Advisor’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Human Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisor or its affiliates pursuant to the terms of the Advisory Agreement and Declaration of Trust. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Starwood Capital, including the Advisor and its affiliates. See “Item 1A. Risk Factors—Risks Related to Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Taxation of the Company

The Company intends to elect to be taxed as a REIT under the Code, for federal income tax purposes, commencing with its taxable year ended December 31, 2023. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its shareholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), and (3) certain state or local income taxes. The Company's tax returns for three years from the date filed are subject to examination.

The Company has formed and intends to form wholly-owned subsidiaries to function as TRSs and will file TRS elections, together with such subsidiaries, with the Internal Revenue Service (the “IRS”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. TRSs are subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized.

See “Item 1A. Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Available Information

Shareholders may obtain copies of our filings with the U.S. Securities and Exchange Commission (the “SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.starwoodcredit.com.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. From time to time, we may use our website as a distribution channel for information about our Company. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings.

Item 1A. Risk Factors

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10‑K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.

Risks Related to Our Organizational Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We are a newly formed entity with a limited operating history and we may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Advisor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our common shares may entail more risk than an investment in a REIT with a substantial operating history.

We are dependent on Starwood Capital and its affiliates, including the Advisor, and their key personnel who provide services to us through the Advisory Agreement, and we may not find a suitable replacement for the Advisor if the Advisory Agreement is terminated, or for these key personnel if they leave Starwood Capital or otherwise become unavailable to us.

We have no employees and are completely reliant on the Advisor. Some of our officers are executive officers of Starwood Capital. The Advisor has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Advisor. The officers and key personnel of the Advisor evaluate, negotiate, originate and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of the Advisor could have a material adverse effect on our performance.

The Advisor is not obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Advisor are obligated to dedicate any specific portion of their time to our business. Some of our officers have significant responsibilities for Other Starwood Accounts, defined as investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised and/or managed by Starwood Capital, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, separately managed accounts, supplemental capital vehicles, surge funds, over-flow funds, vehicles and other entities formed in connection with Starwood Capital side-by-side or additional general partner investments with respect thereto). Although these individuals will be able to allocate an adequate amount of their time to the management of our business, they may not always be able to devote significant time to the management of our business. Further, when there are turbulent conditions or distress in the real estate credit markets or more generally the CRE market, the attention of the Advisor’s personnel and our executive officers and the resources of Starwood Capital will also be required by Other Starwood Accounts. In such situations, we may not receive the level of support and assistance that we may have received if we were internally managed.

The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Starwood Capital’s business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives.

We offer no assurance that Starwood Credit Advisors, L.L.C. will remain the Advisor or that we will continue to have access to Starwood Capital’s officers and key personnel. In particular, the loss of the services of Mr. Barry S. Sternlicht, Starwood Capital’s founder, could adversely affect our performance. If the Advisory Agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.

Finally, there is no guarantee (i) that the Advisor will succeed in implementing our investment objectives or strategy or in identifying investments that are in accordance with Starwood Capital’s investment philosophy or (ii) that historical trends of prior programs sponsored by Starwood Capital will continue during the life of our operations.

The Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of trustees for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition.

Our board of trustees approved very broad investment guidelines that delegate to the Advisor the authority to execute and implement our investment strategy on our behalf, so long as such investments are consistent with the investment guidelines and our Declaration of Trust. The Advisor will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our Declaration of Trust. There can be no assurance that the Advisor will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of trustees will review our investment guidelines and investment portfolio periodically. The prior approval of our board of trustees or a committee of independent trustees will be required only as set forth in our Declaration of Trust (including for transactions with the Advisor and its affiliates) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our trustees will rely primarily on information provided to them by the Advisor. Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of trustees.

There is no public trading market for our common shares; therefore, your ability to dispose of your common shares will likely be limited to repurchase by us. If you do sell your common shares to us, you may receive less than the price you paid.

There is no current public trading market for our common shares, and we do not expect that such a market will ever develop in the future. Therefore, repurchase of common shares by us will likely be the only way for you to dispose of your common shares. We will repurchase common shares at a price equal to the transaction price of the class of common shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your common shares. Subject to limited exceptions, common shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). As a result, you may receive less than the price you paid for your common shares when you sell them to us pursuant to our share repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan.”

Your ability to have your common shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of common shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.

We may choose to repurchase fewer common shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer common shares than have been requested to be repurchased due to, among other reasons, in our board of trustees discretion, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in additional assets is a better use of our capital than repurchasing our common shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased common shares) is limited, in any calendar quarter, to common shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month). Starwood Capital is the sponsor of other investment programs that include similar limitations on share repurchases, which have in the past been, and may in the future be, exceeded, resulting in such program’s repurchase of shares on a pro rata basis. For example, in accordance with the terms of its share repurchase plan, Starwood Real Estate Income Trust, Inc., a non-traded equity REIT sponsored by Starwood Capital, began pro rating redemption requests in November 2022.

In such case, Starwood Real Estate Income Trust, Inc. accepted redemption requests from each investor up to the repurchase limitations included in its share repurchase plan, which limitations are consistent with the limitations set forth in the SEC’s no-action letters regarding non-traded REIT repurchase program terms. Investors who began redeeming in or prior to May 2023 have received more than 99% of their money back and investors who began redeeming in September 2023 would have received about 90% of their money back. Additionally, Starwood Real Estate Income Trust, Inc. has been fully redeeming any account with less than $500 remaining so many investors have received all of their money back. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if in its reasonable determination it deems such action to be in our best interest. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event that results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we do not repurchase the full amount of all common shares requested to be repurchased in any given calendar quarter, funds will be allocated pro rata based on the total number of common shares being repurchased without regard to class after we have repurchased all common shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, as determined by our board of trustees judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in CRE debt or other illiquid investments rather than repurchasing our common shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all. As a result, your ability to have your common shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan.”

Economic events that may cause our shareholders to request that we repurchase their common shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. and global economies, such as the general negative performance of the CRE markets (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events and military conflicts, such as the recent outbreak of hostilities between Israel and Hamas and the ongoing conflict between Ukraine and Russia) and increasing inflation, could cause our shareholders to seek repurchase of their common shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous, blind pool private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, we may have difficulty identifying, originating and/or purchasing suitable CRE debt and other investments on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of our common shares and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering net proceeds, during the Ramp-Up Period and/or times when there are few attractive investment opportunities. Such cash may be held in an account that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees payable to the Advisor.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a shareholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may materially adversely affect overall returns. In the event we fail to timely invest the net proceeds from sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially adversely affected.

The amount and source of distributions, if any, we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our investments may not generate sufficient income to make distributions to our shareholders. Our board of trustees (or a committee of our board of trustees) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:

•
the limited size of our portfolio during the Ramp-Up Period;
•
our inability to invest the net proceeds from sales of our common shares on a timely basis in income-producing investments;
•
our inability to realize attractive risk-adjusted returns on our investments;
•
high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions we do make to our shareholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to shareholders, particularly during the Ramp-Up Period. Therefore, particularly during the Ramp-Up Period, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds (including from sales of our common shares to Starwood Capital or its affiliates) and the sale of or repayments under our investments. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee (the “Management Fee”) or performance fee (the “Performance Fee”) in our common shares (in lieu of cash), how quickly we invest the proceeds from our continuous private offering and any future offering and the performance of our CRE debt portfolio and other assets. Funding distributions from borrowings, offering net proceeds (including from sales of our common shares to Starwood Capital or its affiliates) and the sale of or repayments under our investments will result in us having less funds available to originate or acquire CRE loans or other assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common shares (or other securities convertible into our common shares) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your common shares. We may be required to continue to fund distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.

We may also defer operating expenses or pay expenses (including Management Fees or Performance Fees payable to the Advisor) with our common shares to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase common shares from the Advisor shortly after issuing such common shares as compensation or reimbursement for certain expenses. The payment of expenses in our common shares will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Advisor is under no obligation to receive fees or distributions in our common shares and may elect to receive such amounts in cash.

Payments to the Advisor in the form of common shares, which the Advisor may elect to receive in lieu of cash in respect of Management Fees or Performance Fees or certain expense reimbursements, will dilute future cash available for distribution to our shareholders.

The Advisor may elect to receive, and have in the past received, our common shares in lieu of cash in respect of Management Fees or Performance Fees or certain expense reimbursements. The amount of common shares issued to the Advisor may be significant, particularly during periods in which the value of our investment portfolio appreciates, resulting in higher Performance Fees. Repurchases of our common shares paid to the Advisor as a Management Fee or Performance Fee or expense reimbursements are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction), and, therefore, any such repurchases may receive priority over other repurchase requests of our common shares subject to our share repurchase plan for any period.

Purchases and repurchases of our common shares will not be made based on the current NAV per share as of the date of the purchase or repurchase.

Generally, our offering price per common share and the price at which we make repurchases of our common shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our common shares; however, the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may, in our sole discretion, but are not obligated to, offer and repurchase common shares at a different price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.

Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

Newly originated or acquired loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the Advisor will value each such loan at fair market value, subject to the review and confirmation of reasonableness by the independent valuation advisor (the “Independent Valuation Advisor”). In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by the Advisor, subject to the review and confirmation of the reasonableness by the Independent Valuation Advisor. Our publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Advisor monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Advisor at the acquisition price and thereafter will be revalued monthly at fair value, subject to the review and confirmation of reasonableness by the Independent Valuation Advisor. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Our liquid non-real estate-related assets, including credit rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued monthly by the Advisor based on market quotations or at fair value determined in accordance with U.S. GAAP.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments in real estate debt and real estate-related securities will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and the Independent Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the estimated fair value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between the estimated fair value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our common shares, the price we paid to repurchase our common shares or NAV-based fees we paid to the Advisor and to our dealer manager (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for our common shares in our continuous private offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share may change materially if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally budgeted for that month or if there are fluctuations in interest rates.

Our investments are valued on a monthly basis in accordance with our valuation guidelines. As such, when these new valuations are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common shares. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on senior floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We do not retroactively adjust the NAV per share of each class.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share of each class of our common shares may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share of each class, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in a subsequent month and in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of shareholders whose common shares are repurchased or new shareholders, depending on whether our published NAV per share for such class is overstated or understated.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods for calculating our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our common shares and to calculate certain fees and distributions payable to the Advisor and the Dealer Manager. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with U.S. GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our common shares and the amount of the Advisor’s Management Fee. The Advisor has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our common shares were sold or repurchased or on the amount of the Advisor’s Management Fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Advisor’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Net Asset Value Calculation and Valuation Guidelines.”

Our shareholders generally have limited voting rights.

As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Under our Declaration of Trust, subject to certain exceptions, shareholders generally are only entitled to vote at a duly held meeting at which a quorum is present on (1) amendments to our Declaration of Trust that would materially and adversely affect the contract rights of outstanding shares subject to certain exceptions provided in our Declaration of Trust, (2) a merger, consolidation, conversion (other than a Conversion Event), statutory share exchange or transfer of all or substantially all of our assets as provided in our Declaration of Trust, (3) removal of a trustee for cause and the election of a successor trustee to the extent provided in our Declaration of Trust, (4) the dissolution of the Company to the extent specifically provided by the terms of any class or series of common shares or preferred shares as set forth in our Declaration of Trust, (5) in the event that there are no trustees, the election of trustees and (6) such other matters that our board of trustees have submitted to our shareholders for approval or ratification.

The affirmative vote of a plurality of the votes cast in the election of a trustee is generally required to elect any trustee, and the affirmative vote of a majority of the votes cast at a meeting of shareholders duly called and at which a quorum is present is generally sufficient to approve any other matter that may properly come before the shareholders at such meeting (other than the removal of a trustee, which requires the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of trustees).

All other matters are subject to the discretion of our board of trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of common shares do not have the right to vote on any matter.

Our Declaration of Trust does not provide for the annual election of trustees by our shareholders, and contains provisions that could make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

Our Declaration of Trust provides that shareholders are only entitled to elect trustees upon the removal of a trustee by shareholders (unless the trustee so removed was designated by Starwood Capital pursuant to the Declaration of Trust) or in the event there are no trustees. A trustee may be removed by our shareholders only for “cause” (as defined in our Declaration of Trust), and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of trustees in accordance with our Declaration of Trust).

Our Declaration of Trust provides that any vacancy on our board of trustees (other than vacancies resulting from shareholder removal of a trustee for cause or vacancies among the independent trustees) may be filled only by a vote of a majority of the remaining trustees, even if the remaining trustees do not constitute a quorum. Independent trustee vacancies shall be filled by a majority of the remaining independent trustees, except where removed for cause by the shareholders. For so long as Starwood Capital or its affiliate acts as investment advisor to us, Starwood Capital has the right to designate two (2) trustees for election to our board of trustees. Our board of trustees must also consult with Starwood Capital in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal of a trustee for cause by shareholders in accordance with our Declaration of Trust). If the vacancy resulting from shareholder removal of a trustee for cause was a trustee designated by Starwood Capital, Starwood Capital has the exclusive right to designate a successor trustee for election to our board of trustees.

These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control.

Our Declaration of Trust permits our board of trustees to authorize us to issue preferred shares on terms that may be senior to the rights of the holders of our current common shares or discourage a third party from acquiring us.

Our board of trustees is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. Further, our board of trustees may classify or reclassify any unissued common shares or preferred shares from time to time into one or more classes or series by setting or changing the number, par value, designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions or other distributions, qualifications or terms or conditions of redemption of any new class or series of common shares or preferred shares. Thus, our board of trustees could authorize us to issue preferred shares with terms and conditions that could be senior to the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.

Your interest in us will be diluted if we issue additional shares.

Holders of our common shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, including an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, and an unlimited number of shares classified as Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. Our board of trustees may elect, without shareholder approval, to, among other things,: (1) sell additional common shares in our private offering or any future offering; (2) issue common shares upon the exercise of the options we may grant to our independent trustees or future employees; (3) issue common shares to the Advisor, or its successor or assign, in payment of an outstanding obligation to pay fees for services rendered to us or for the Management Fee or Performance Fee or expense reimbursements; or (4) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional common shares in the future, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our common shares.

Maryland law and our Declaration of Trust limit our rights and the rights of our shareholders to recover claims against Covered Persons, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of our trustees and officers for monetary damages to the maximum extent permitted by Maryland law. Maryland law and our Declaration of Trust provide that we shall indemnify each trustee, each officer, the Advisor, Starwood Holdings and each equity holder, member, manager, director, officer, employee or agent of any trustee or our board of trustees (each a “Covered Person”), including any individual or entity who, while serving as the Covered Person and, at our request, serves or has served any other enterprise in any management or agency capacity, against any claim or liability to which the Covered Person may become subject by reason of such status, except for liability for the Covered Person’s gross negligence or intentional misconduct. In addition, the Company shall, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status. The Company is not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (x) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (I) approved or authorized by our board of trustees or (II) incurred to establish or enforce such person’s right to indemnification under the Declaration of Trust, or (y) in connection with any claim with respect to which such person is found to be liable to the Company. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.

We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our common shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common shares less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Your investment return may be reduced as a consequence of the actions we intend to take to avoid registering as an investment company under the Investment Company Act or if we are required to register as an investment company under the Investment Company Act.

We currently conduct, and intend to continue to conduct, our operations so that neither we nor our subsidiaries would be investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.

We presently intend to conduct our business primarily through our wholly owned subsidiaries. Thus, we believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold our self out as being engaged primarily in the business of investing, reinvesting or trading in securities; rather, we will be primarily engaged in the business of owning and operating our subsidiaries. Similarly, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a) (1)(C) of the Investment Company Act because more than 60% of our assets, exclusive of cash and U.S. government securities, will consist of ownership interests in wholly owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We expect that the majority of our business will be conducted through our primary subsidiary, SCREDIT Real Estate Capital, LLC (“Real Estate Capital”). We believe that Real Estate Capital will not be deemed an investment company because it will be able to rely on Section 3(c)(6) of the Investment Company Act. Real Estate Capital will in turn primarily engage in the origination, acquisition, financing of a portfolio of primarily commercial real estate debt investments through subsidiaries of its own, the majority of which will be able to individually rely upon Section 3(c)(5)(C). Accordingly, because we will own 100% of the outstanding voting securities of Real Estate Capital, we believe that we will not be deemed an investment company under Section 3(a)(1)(A) or 3(a)(1)(C) of the Investment Company Act so long as Real Estate Capital is able to maintain its exemption under Section 3(c)(6). Additionally, if the Company in the future directly invests in real-estate related debt securities rather than indirectly through our subsidiaries, we may also rely on Section 3(c)(6) of the Investment Company Act.

Section 3(c)(6) of the Investment Company Act excepts from the definition of investment company any company primarily engaged, directly or through majority-owned subsidiaries, in one or more of the businesses described in paragraphs (3), (4) and (5) of Section 3(c), or in one or more such businesses (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding or trading in securities. In the context of a parent company conducting its business through its majority owned subsidiaries relying upon the Section 3(c)(5)(C) exclusion, we interpret the “primarily engaged” element of the 3(c)(6) exclusion to generally depend on where the parent deploys its assets and on where the parent derives its income.

Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that, for purposes of Section 3(c)(5)(C), at least 55% of a portfolio must be comprised of “Qualifying Interests” and at least 80% of its portfolio must be comprised of Qualifying Interests and “Real Estate-related Interests” (and no more than 20% comprised of non-qualifying or non-real estate-related assets).

As a consequence of our subsidiaries seeking to maintain compliance with Sections 3(c)(6) or Section 3(c)(5)(C) of the Investment Company Act on an ongoing basis, our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to maintain an exclusion from registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio.

For example, these restrictions may limit our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate. We and our subsidiaries may, however, invest in such securities to a certain extent so long as we maintain compliance with the applicable tests.

In addition, seeking to maintain an exclusion from registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, maintaining an exclusion from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

We assess our subsidiaries’ compliance with Section 3(c)(5)(C) by reference to SEC staff no-action positions and other guidance. No-action positions are based on specific factual situations that may be substantially different from the factual situations our subsidiaries may face, and a number of the no-action positions relevant to our business were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

To the extent that the SEC or its staff provide new specific guidance the exemptions under Section 3(c)(5)(C) or 3(c)(6) of the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

We depend on the Advisor to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Advisor and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on the Advisor’s financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Advisor will not be liable for losses incurred due to the occurrence of any such errors. The personnel of the Advisor are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Starwood Capital’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which continue to evolve and may increase in sophistication and frequency in the future. Attacks on Starwood Capital and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances, have in the past involved attempted attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our shareholders, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses or other malicious code.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Starwood Capital, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruptions from cyber security breaches, computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Starwood Capital faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Starwood Capital because Starwood Capital holds a significant amount of confidential and sensitive information about its investors, its portfolio companies and potential investments. As a result, Starwood Capital may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Starwood Capital’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Starwood Capital takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Starwood Capital has implemented, and its portfolio entities and service providers may implement various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Starwood Capital does not control cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Starwood Capital, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Starwood Capital’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Starwood Capital and portfolio entities. We, Starwood Capital or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

Breaches in security could potentially jeopardize Starwood Capital, its employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through Starwood Capital’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Starwood Capital’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage.

In addition, Starwood Capital operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Starwood Capital operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union and the California Consumer Privacy Act in the State of California. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data.

Moreover, in July 2023, the SEC adopted new and amended rules that require public companies to describe their processes for assessing and managing material risks from cybersecurity threats, inform board of trustees regarding these processes and promptly disclose any material cybersecurity incident. If Starwood Capital fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Starwood Capital fund investors and clients to lose confidence in the effectiveness of our or Starwood Capital’s security measures. If Starwood Capital fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Starwood Capital fund investors and clients to lose confidence in the effectiveness of our or Starwood Capital’s security measures.

Finally, we depend on Starwood Capital’s headquarters in Miami Beach, Florida and its offices in Greenwich, Connecticut, as well as its other offices around the world, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Starwood Capital’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our business and operations, and a loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a significant compliance workstream.

Uncertainty with respect to the financial stability of the United States and several countries in the EU could have a significant adverse effect on our business, financial condition and results of operations.

Our investment strategy depends on the CRE industry generally, which in turn depends on broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts, inflation, Federal Reserve short term rate decisions, actual or perceived instability in the U.S. banking system, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry negatively impact our returns by, among other factors, the tightening of the credit markets, decline in the value of underlying real estate assets, and continuing credit and liquidity concerns, among other potential risks.

Risks Related to Our Investments

Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt instruments relating to CRE assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, outbreak of wars and military conflicts, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. This risk may be magnified in the case of the more recent conflicts between Israel and Hamas, and the ongoing conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. In addition, recent concerns about the real estate market, high interest rates and inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.

The lack of liquidity in our investments may adversely affect our business.

The lack of liquidity of our investments in CRE debt and other illiquid investments, other than certain of our investments in CMBS, may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition, except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and/or the greater difficulty of recovery in the event of a borrower default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Advisor has or could be attributed with material non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Prepayment rates may adversely affect the value of our investment portfolio.

We are subject to the risk that the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. Any such prepayments of our securities or loans could adversely impact our results of operations and financial condition.

Difficulty in redeploying the proceeds from repayments of our loans and investments may cause our financial performance and returns to investors to suffer.

As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

The mortgage loans in which we may invest and the mortgage loans underlying the mortgage securities in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

CRE loans are secured by commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix and tenant bankruptcies, success of tenant businesses, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances, and adverse changes in zoning laws.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences or continues to experience any of the other foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.

We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.

Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

Delays in liquidating defaulted CRE debt investments could reduce our investment returns.

The occurrence of a default on a CRE debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for the Advisor and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

Interest rate fluctuations could reduce our ability to execute on our investment strategy and generate income on our investments and may cause losses.

Elevated and rising interest rates could have a dampening effect on overall economic activity and our financial condition. The Federal Reserve increased the federal funds rate four times in 2023 increasing the federal funds rate by 1% since the start of 2023 and 5.25% since the start of 2022. Although the Federal Reserve has signaled the potential for federal funds rate cuts in 2024 the rate and timing of such decreases remains unknown. Persistently high interest rates and uncertainty around future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our investment strategy.

Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates may significantly influence our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

The due diligence process that the Advisor undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if the Advisor incorrectly evaluates the risks of our investments we may experience losses.

Before making investments for us, the Advisor conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Advisor may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, social and governance (“ESG”), legal, and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of the Advisor’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Advisor or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. The Advisor’s loss estimates may not prove accurate, as actual results may vary from estimates. If the Advisor underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Moreover, investment analyses and decisions by the Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Advisor at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Further, some matters covered by the Advisor’s diligence, such as ESG, are continuously evolving and the Advisor may not accurately or fully anticipate such evolution. For instance, the Advisor’s ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. There has also been recent regulatory focus on the marketing of socially conscious investment strategies and the methodology used to evaluate ESG, which has resulted in fines and penalties related to insufficient assessment processes around the marketing of investments marketed as ESG. Therefore, it may be the case that the Advisor may not possess complete knowledge of all circumstances that may adversely affect such investment.

The properties underlying our investments may be subject to unknown liabilities, including liabilities resulting from environmental hazards, that could affect the value of these properties and as a result, our investments.

Collateral properties underlying our investments may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.

Furthermore, to the extent we foreclose on properties with respect to which we have extended loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. In addition, we could be subject to similar liabilities in applicable foreign jurisdictions.

If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, therefore the discovery of material environmental liabilities attached to such properties could adversely affect our results of operations and financial condition.

If the Advisor overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

The Advisor values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. The Advisor’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Advisor underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Inflation risks may have an adverse impact on our returns.

Inflation in the United States remained elevated through 2022 and 2023 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United Sates or other economies. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We may invest in transitional loans to borrowers who are typically seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover all or a portion of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the transitional loan and to the broader availability of conventional mortgages at amenable rates. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.

The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.

Investment ratings that we may use are relative and subjective.

In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the credit quality of securities that they rate. These ratings may be used by us as initial criteria for the selection of investments. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

We may originate and/or acquire investments that do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non-investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the value of our common shares. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

Any credit ratings assigned to our investments are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments may be rated by Moody’s Investors Service, Inc., Fitch Ratings, Inc., S&P Global Ratings, DBRS, Inc. or Kroll Bond Rating Agency, Inc. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Our investments may be concentrated and are subject to risk of default.

While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of trustees. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations, and in particular during the Ramp-Up Period. To the extent that our portfolio is concentrated, including concentration in any one region or type of asset or otherwise, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common shares and accordingly reduce our ability to make distributions to our shareholders.

Difficult conditions in the mortgage and CRE markets may cause us to experience market losses related to our holdings.

Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. Deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.

We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate and/or acquire our target assets at attractive prices. In originating or acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

If we are unable to successfully integrate new assets or businesses and manage our growth, our results of operations and financial condition may suffer.

We may significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate newly-acquired or originated assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our Advisor’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.

The B Notes that we originate or acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may originate or acquire B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for a B Note holder after payment to the A Note holder. However, because each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction. Further, B Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B Notes would result in operating losses for us and may limit our ability to make distributions to our shareholders.

Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.

We may invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

The replacement of LIBOR by SOFR or other alternative benchmark rate(s) may disrupt the overall financial markets.

In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”) announced its intention to cease sustaining London Interbank Offering Rate (“LIBOR”) by the end of 2021. The ICE Benchmark Administration, which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) ended immediately following their publication on June 30, 2023.

There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has formally recommended Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and the overall financial markets may be disrupted as a result of the phase-out of LIBOR.

The effect of the establishment of alternative reference rates cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations.

Some of our portfolio investments are recorded at fair value and, as a result, there is uncertainty as to the value of these investments.

Some of our portfolio investments are in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. In accordance with our valuation guidelines, some of our portfolio investments for which no secondary market exists will be valued based on, among other factors, consideration of unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common shares could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We may experience a decline in the fair value of our assets.

A decline in the fair value of our assets would require us to recognize an unrealized loss against earnings for those assets that are recorded at fair value through earnings, or may trigger an impairment, credit loss or other charge against earnings under applicable U.S. GAAP for those assets that are not recorded at fair value through earnings if we expect that the carrying value of those assets will not be recoverable. Subsequent disposition or sale of such assets could further affect our future losses or gains depending on the actual proceeds received.

Investments outside the U.S. that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.

Our investments outside the U.S. denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. In addition, these investments subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets, and political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these investments.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

We are subject to the risks of investing in project finance investments, many of which are outside our control, and that may negatively impact our business and financial results.

We are subject to the risks of investing in project finance investments. Infrastructure loans are subject to the risk of default, foreclosure and loss, and the risk of loss may be greater than similar risks associated with loans made on other types of assets. The loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, with the project’s assets, rights and interests, together with the equity in the project company, typically pledged as collateral. Accordingly, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company. Moreover, the loans are typically non-recourse or limited recourse to the project sponsor, and the project company, as a special purpose entity, typically has no assets other than the project. Accordingly, if the project’s cash flows are reduced or are otherwise less than projected, the project company may be unable to repay the loan. In connection with any infrastructure lending, the Advisor will make certain estimates regarding project cash flows during the underwriting of the investment. These estimates may not prove accurate, as actual results may vary from estimates. A project’s cash flows can be adversely affected by, among other things:

•
if the project involves new construction;
•
cost overruns;
•
delays in completion;
•
availability of land, building materials, energy, raw materials and transportation;
•
availability of work force, management personnel and reliable contractors;
•
natural disasters (fire, drought, flood, earthquake, pandemics, including the COVID-19 pandemic);
•
global climate change, war, civil unrest and strikes affecting contractors, suppliers or markets;
•
shortfalls in expected capacity, output or efficiency;
•
the terms of the power purchase or other offtake agreements used in the project;
•
the creditworthiness of the project company and the project sponsor;
•
competition;
•
volatility in commodity prices;
•
technology deployed, and the failure or degradation of equipment;
•
inflation and fluctuations in exchange rates or interest rates;
•
operation and maintenance costs;
•
unforeseen capital expenditures;
•
sufficiency of gas and electric transmission capabilities;
•
licensing and permit requirements;
•
increased environmental or other applicable regulations;
•
increased regulatory scrutiny and enforcement; and
•
changes in national, international, regional, state or local policies, economic conditions, laws and regulations.

In the event of any default under a project finance loan, we bear the risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the principal and accrued interest of the loan, which could have a material adverse effect on our business, financial condition and results of operations. In the event of the bankruptcy of a project company, our investment will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession and our contractual rights may be unenforceable under state or other applicable law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.

We may have difficulty meeting our obligations on the unfunded commitments of the infrastructure loans, which could have a material adverse effect on us.

Under certain circumstances, we may find it difficult to meet our remaining funding obligations respect to infrastructure loans from our ordinary operations. In such situations, in order to meet our then-existing funding obligations, we may be required to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) fund the infrastructure loans with amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. These alternatives could increase our costs or reduce our equity. Thus, compliance with the funding obligations with respect to the infrastructure loans may hinder our ability to grow, which could have a material adverse effect on our business, financial condition and results of operations. In the event that we are unable to meet our funding obligations with respect to one or more infrastructure loans, we would be in breach of such loan(s), which could damage our reputation and could result in a lawsuit being brought by the project company or others, which could result in substantial costs and divert our attention and resources.

The power and oil and gas industries are subject to extensive regulation, which could adversely impact the business and financial performance of the projects to which our infrastructure loans relate.

The projects to which our infrastructure loans relate, which we expect will be focused in the power industry and oil and gas industry, are subject to significant and extensive federal, international, state and local governmental regulation, including how facilities are constructed, maintained and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future that likely would increase compliance costs, which could adversely affect the business and financial performance of the projects. The operations of our borrowers may often rely on governmental licenses, concessions, leases or contracts that are highly complex and may result in disputes over interpretation or enforceability. Such borrowers may also be affected by rate regulations, which could change over time. Any adverse outcome on such regulatory matters could affect the relevant borrower’s ability to make payments of principal and interest on loans owed to us, and could impair the value of our collateral in the event of a foreclosure. Any of the foregoing could result in a default on one or more of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

We generally are not able to control the operations of the borrowers underlying our infrastructure loans.

Certain assets securing an infrastructure loan will be dependent on efficient operation and maintenance to produce income to the relevant borrowers and to maintain value of the underlying collateral. The failure of the relevant borrowers to properly maintain such assets could affect such borrowers’ ability to make payments of principal and interest on loans owed to us, and could impair the value of our collateral in the event of a foreclosure. Where possible and appropriate under market circumstances, the covenants in the financing documentation relating to the infrastructure loans generally restrict certain actions that may be taken by the borrowers (including restrictions on making equity distributions and incurring additional indebtedness), to mitigate the risk, but there can be no assurance that such covenants can be obtained or that the relevant borrowers would comply with the same. As a result, we are subject to the risk that the relevant borrower may make business decisions with which we disagree or that the relevant borrower may take risks or otherwise act in ways that do not serve our interests.

Operation of a project underlying an infrastructure loan involves significant risks and hazards that may impair the project company’s ability to repay the loan, resulting in its default, which could have a material adverse effect on our business and financial results.

The ongoing operation of a project underlying any of our infrastructure loans involves risks that include, among other things, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or other events outside of our control, including force majeure events. In addition to natural risks such as earthquakes, floods, droughts, lightning, wildfires, hurricanes, wind, global climate change and pandemics, including the COVID-19 pandemic, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of a project, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues. These such events may not be insurable by us or by the applicable borrowers, on reasonable term or at all. To the extent there is insurance, warranties from vendors and obligations of contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience equipment breakdown or non-performance by contractors or vendors. A project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on the project company’s ability to repay the loan, which could result in its default. A default on one or more of the infrastructure loans could have a material adverse effect on our business, financial condition and results of operations

Loans to companies engaged in energy or power exploration and production may be exposed to production risk and to commodity price risk.

Certain assets securing one or more loans in our portfolio may be related to energy or power generation or transmission. Such assets may be subject to energy commodity risks including price, volumetric and spread risk. While the Advisor will make efforts to manage these risks, the revenue from which our loans are expected to be repaid will be generated from a combination of (i) sales of commodities under contracts pursuant to which third parties – rather than our borrowers – bear most of the risk of commodity price fluctuation and (ii) sales of commodities in the open commodity markets at then-prevailing prices. To the extent production of the applicable commodity is lower than forecasted, there is non-performance by (or a bankruptcy or insolvency of) the counterparty under a commodity contract, or the spot market price for the commodities decreases, the borrowers’ revenues, and ability to repay our loan, may be negatively affected.

Our investments in CMBS are generally subject to losses.

Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificate-holder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions that could adversely affect our interests.

With respect to certain mortgage loans included in our CMBS investments, the properties that secure the mortgage loans backing the securitized pool may also secure one or more related mortgage loans that are not in the CMBS, which may conflict with our interests.

Certain mortgage loans included in our CMBS investments may be part of a loan combination or split loan structure that includes one or more additional mortgaged loans (senior, subordinate or pari passu and not included in the CMBS investments) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination may be granted various rights and powers that affect the mortgage loan in that loan combination, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate-holder (without cause).

Dislocations, illiquidity and volatility in the market for commercial real estate as well as the broader financial markets could adversely affect the performance and value of commercial mortgage loans, the demand for CMBS and the value of CMBS investments.

Any significant dislocations, illiquidity or volatility in the real estate and securitization markets, including the market for CMBS, as well as global financial markets and the economy generally, could adversely affect our business and financial results. We cannot assure you that dislocations in the commercial mortgage loan market will not occur in the future.

Challenging economic conditions affect the financial strength of many commercial, multifamily and other tenants and result in increased rent delinquencies and decreased occupancy. Economic challenges may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multifamily and manufactured housing community real estate.

Declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, may prevent commercial borrowers from refinancing their mortgages, which results in increased delinquencies and defaults on commercial, multifamily and other mortgage loans. Declines in commercial real estate values also result in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. Finally, declining commercial real estate values and the associated increases in loan-to-value ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

The CMBS in which we invest is subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. CMBS is also subject to several risks created through the securitization process. Subordinate tranches of CMBS is paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS is also subject to greater credit risk than those CMBS that is more highly rated.

We are subject to the risks relating to increases in prepayment rates of debt underlying CMBS.

CMBS are indirectly subject to the risks associated with prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) on mortgage loans.

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments, and “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower than anticipated prepayments. Since many CMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these CMBS may be adversely affected by changes in prepayments in any interest rate environment.

The adverse effects of prepayments may impact investments in at least two ways. First, particular investments may experience outright losses, as in the case of interest-only securities in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to hedges that may have been constructed for these investments, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many CMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. In addition, in the case of “premium” securities, prepayments at par may result in losses.

We may sponsor, and purchase the more junior securities of, CLOs and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.

We may sponsor, and purchase the junior securities of, CLOs. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities along with the preferred shares of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

In addition, CLOs are not actively traded and are relatively illiquid investments and volatility in CLO trading markets may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on the underlying loans and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.

Our CLOs include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO not to meet certain of these test. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CLO, may experience a significant reduction in our cash flow from those interests.

Moreover, the reinvestment and replenishment period in one or more of our CLOs may be nearing the end of its term. Once the reinvestment and replenishment period has ended any repayments of a loan in the applicable CLO will require us to pay down the most senior debt in such CLO resulting in an increase in our cost of funds.

Furthermore, if any CLO that we sponsor or in which we hold interests fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of such CLO, our ability to manage the CLO may be terminated and (ii) our ability to attempt to cure any defaults in such CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in such CLO for an indefinite time.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

•
we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
•
joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•
joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
•
a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•
a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;
•
a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•
our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

•
disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Advisor and our officers and trustees from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or
•
we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.

Risks Related to Debt Financing

We may incur significant leverage.

Our investments will involve significant amounts of indebtedness. Debt service requirements may deplete cash flows and relatively small changes in the overall value of investments will have a magnified impact on us. If an investment were unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, the value of our investment in such investment would be significantly reduced or even eliminated.

The amount of debt financing may restrict the amount of funds available for distribution to investors. In addition, the terms of any debt financing may contain covenants that, among other things, might restrict our operations or activities or our investments.

We use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.

We finance our acquisition and origination of mortgage loans, mezzanine loans and other portfolio assets under warehouse repurchase and credit facilities with various lenders. Such repurchase and credit facilities are entered into by special purpose vehicles directly or indirectly owned and controlled by us (or us and one or more Other Starwood Accounts). Although each transaction under our repurchase agreements has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

We also expect to provide guaranties to the lenders under which we expect to guarantee amounts of the balance outstanding from time to time under such repurchase and credit facilities by the special purpose vehicle sellers or borrowers. We expect to also be liable under such guaranties for customary “bad-boy” events. Other Starwood Accounts are expected to receive the benefit of such guarantees, although as such funds, vehicles or accounts are not expected to agree to participate in guarantee arrangements in negotiating to participate in a transaction, such funds, vehicles or accounts are not expected to bear a commensurate percentage of potential liability under such guarantees. The repurchase and credit facilities include customary cross-default provisions pursuant to which the occurrence of an event of default under any such facility (including breach of a financial covenant applicable to us under a guaranty) will trigger an event of default under all of the repurchase and credit facilities and allow the lenders to accelerate payment of all obligations due under such facilities. In addition, all loans and assets subject to repurchase transactions or pledged under an individual repurchase or credit facility are cross-collateralized as security for such facility. Thus, the poor performance or non-performance of an individual loan or asset included as collateral for a repurchase or credit facility could result in us losing our interests in all loans and assets in the collateral pool for such facility.

For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to the Advisor.

Changes in interest rates may affect our cost of capital and net investment income.

Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the Performance Fee hurdle rate which is used for purposes of calculating the Performance Fees payable to the Advisor and may result in a substantial increase of the amount of such Performance Fees.

We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.

We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the relatively recent global credit crisis and, despite some recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital, other than those currently utilized by us, will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.

We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.

Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

We may utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.

We may utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use other financing facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO. The inability to consummate securitizations to finance our investments could require us to seek other forms of less attractive financing, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. The inability to securitize our portfolio may hurt our performance and our ability to grow our business.

Restrictive covenants relating to our operations may have adverse effects on us.

A credit facility lender may impose restrictions on us that would affect our ability to incur additional debt, originate loans, reduce liquidity below certain levels, make distributions to our shareholders and impact our flexibility to determine our operating policies and investment strategies. For example, our loan agreements may contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net cash flow to our shareholders, dispose of or refinance loans and enter into transactions with affiliates. In addition, our loan agreements may contain negative covenants that limit leverage beyond certain amounts contrary to our leverage ratio goals. If we fail to meet or satisfy any of these covenants, we would be in default under such agreements, and a lender could elect to declare outstanding amounts due and payable, terminate its commitment, require the posting of additional collateral and/or enforce its interests against existing collateral.

Risks Related to our Relationship with the Advisor and the Dealer Manager

We depend on the Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Advisor in the acquisition and management of our real estate portfolio and our corporate operations. The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Starwood Capital’s business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.

The termination or replacement of the Advisor could trigger a repayment event under the terms of any future indebtedness.

The termination or replacement of the Advisor may trigger repayment of outstanding amounts under any future indebtedness. If a repayment event occurs with respect to any such indebtedness, our results of operations and financial condition may be adversely affected.

The Advisor’s inability to retain the services of key real estate professionals, including Mr. Sternlicht who serves on the Advisor’s Investment Committee, could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Advisor, including Mr. Sternlicht who serves on the Advisor’s Investment Committee, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

We do not own the “Starwood” name, but we may use it as part of our corporate name pursuant to the Advisory Agreement. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

The Advisor has permitted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Starwood Credit Real Estate Income Trust.” Accordingly, we have a right to use this name for so long as the Advisor (or another affiliate of the license-holder of the Starwood name (the “Licensor”)) serves as our advisor (or another advisory entity) and the Advisor remains an affiliate of the Licensor. The Licensor and its affiliates, such as Starwood Capital, will retain the right to continue using the “Starwood” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Starwood” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Starwood Capital or others. We may also be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Starwood Capital, the Dealer Manager, the Advisor and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. Starwood Capital and Starwood Capital personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Advisor) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Advisor) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Starwood Capital or its affiliates will require approval by our board of trustees, including a majority of our independent trustees in accordance with our Declaration of Trust. There can be no assurance that our board of trustees or Starwood Capital will identify or resolve all conflicts of interest in a manner that is favorable to us.

The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.

The Advisor is paid the Management Fee for its services that are based on the value of our portfolio of investments as determined in connection with our determination of NAV, which is calculated by the Advisor in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our shareholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the then-current transaction price of common shares on a given date may not accurately reflect the value of our portfolio, and common shares may be worth less than the then-current transaction price.

The Management Fee and Performance Fee may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments that increase the risk of our portfolio.

We will pay the Advisor the Management Fee regardless of the performance of our portfolio. The Advisor’s entitlement to the Management Fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Advisor the Management Fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

The Performance Fee may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation.

Because the Management Fee is based on our NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor.

Starwood Capital personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

The Advisor and its affiliates will devote such time as shall be necessary to conduct our business affairs in an appropriate manner. However, a core group of professionals will devote substantially all of their business time not only to our activities but also to the activities of several other investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Advisor and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

Starwood Capital is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.

Starwood Capital and its affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us. Specified policies and procedures implemented by Starwood Capital to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across Starwood Capital’s various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because Starwood Capital has many different asset management businesses, including a capital markets group, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Starwood has implemented certain policies and procedures (e.g., information walls) that reduce the positive synergies that we expect to utilize for purposes of finding attractive investments. For example, Starwood Capital will from time to time come into possession of material, non-public information with respect to companies in which its private equity business may be considering making an investment or companies that are clients of Starwood Capital. As a consequence, that information, which could be of benefit to us, might become restricted to those respective businesses and otherwise be unavailable to us. In addition, to the extent that Starwood Capital is in possession of material, non-public information or is otherwise restricted from trading in certain securities, we and the Advisor, as part of Starwood Capital, generally also are deemed to be in possession of such information or otherwise restricted. This could reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Starwood Capital fund has or has considered making an investment or which is otherwise a client of Starwood Capital will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Starwood Capital may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.

Starwood Capital and its affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Starwood Capital. In the ordinary course of their business activities, Starwood Capital and its affiliates may engage in activities where the interests of certain divisions of Starwood Capital and its affiliates, including the Advisor, or the interests of their clients may conflict with the interests of our shareholders. Certain of these divisions and entities affiliated with the Advisor have or may have an investment strategy similar to ours and therefore may engage in competing activities with us. In particular, various Starwood Capital opportunistic and substantially stabilized real estate funds and other investment vehicles seek to invest in a broad range of real estate investments.

Starwood engages various advisors and operating partners who may co-invest alongside us, and there can be no assurance that such advisors and operating partners will continue to serve in such roles.

Starwood Capital engages and retains strategic advisors, consultants, senior advisors, executive advisors and other similar professionals who are not employees or affiliates of Starwood Capital and who may, from time to time, receive payments from, or allocations with respect to, portfolio entities (as well as from Starwood Capital or us). In such circumstances, such payments from, or allocations with respect to, us and our underlying assets will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Starwood Capital, be deemed paid to or received by Starwood Capital. These strategic advisors, senior advisors, consultants, executive advisors or other professionals may have the right or may be offered the ability to co-invest alongside us, including in those investments in which they are involved, or otherwise participate in equity plans for management of any such portfolio entity, which may have the effect of reducing the amount invested by us in any property. Additionally, and notwithstanding the foregoing, these senior advisors, consultants and other professionals as well as current and former chief executive officers of Starwood Capital portfolio entities, may be (or have the preferred right to be) investors in various Starwood Capital portfolio entities or Other Starwood Accounts. The nature of the relationship with each of the strategic advisors, consultants, executive advisors and other professionals and the amount of time devoted or required to be devoted by them varies considerably. In certain cases, they provide the Dealer Manager and the Advisor with industry-specific insights and feedback on investment themes, assist in transaction due diligence, make introductions to and provide reference checks on management teams. In other cases, they may take on more extensive roles and serve as executives or trustees on the boards of various entities or contribute to the origination of new investment opportunities. In certain instances, Starwood Capital may have formal arrangements with these senior advisors, executive advisors, consultants, management teams for operating platforms or other professionals (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. They may be compensated (including pursuant to retainers and expense reimbursement) from Starwood Capital, us or portfolio properties or otherwise uncompensated unless and until an engagement with a portfolio property develops. In certain cases, they have certain attributes of Starwood Capital “employees” (e.g., they may have dedicated offices at Starwood Capital, have a Starwood Capital email address, participate in general meetings and events for Starwood Capital personnel, work on Starwood Capital matters as their primary or sole business activity) even though they are not considered Starwood Capital employees, affiliates or personnel for purposes of the Dealer Manager Agreement or Advisory Agreement. There can be no assurance that any of the senior advisors, consultants and other professionals will continue to serve in such roles or continue their arrangements with Starwood Capital, us and any portfolio properties.

We may purchase assets from or sell assets to the Advisor and its affiliates, and such transactions may cause conflicts of interest.

We may purchase assets from or sell assets to the Advisor and its affiliates or their respective related parties. These transactions involve conflicts of interest, as Starwood Capital may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction. The purchases and sales referred to in this paragraph are subject to the approval of a majority of trustees (including a majority of our independent trustees) not otherwise interested in the transaction in accordance with our Declaration of Trust.

Certain Other Starwood Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Through Other Starwood Accounts, Starwood Capital currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of CRE debt and other investment opportunities with certain Other Starwood Accounts that are actively investing and similar overlap with future Other Starwood Accounts. See “—Starwood Capital may raise or manage Other Starwood Accounts which could result in the reallocation of Starwood Capital personnel and the direction of potential investments to such Other Starwood Accounts” below. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.

With respect to Other Starwood Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Starwood Accounts in accordance with Starwood Capital’s prevailing policies and procedures on a basis that the Advisor and its affiliates believe to be fair and reasonable in their sole discretion, which may be on an alternating or co-invest basis. In addition, certain Other Starwood Accounts, such as SEREDF II and SREDS, have a partial or full priority with respect to certain investment opportunities that may overlap ours. For additional information, see “Item 13. Certain Relationships And Related Transactions, And Director Independence—Potential Conflicts of Interest—Allocation of Investment Opportunities.”

While the Advisor will seek to manage potential conflicts of interest in a fair and reasonable manner as required the Advisory Agreement, the portfolio strategies employed by the Advisor, Starwood Capital or their affiliates in managing the Other Starwood Accounts could conflict with the strategies employed by the Advisor in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Advisor, Starwood Capital or their affiliates may also give advice to the Other Starwood Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.

The amount of performance-based compensation charged and management fees paid by us may be less than or exceed the amount of performance-based compensation charged or management fees paid by Other Starwood Accounts. Such variation may create an incentive for Starwood Capital to allocate a greater percentage of an investment opportunity to us or such Other Starwood Accounts, as the case may be.

Under certain circumstances, the Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us, Other Starwood Accounts, Starwood Capital or its affiliates.

Under certain circumstances, the Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Starwood Accounts, Starwood Capital or its affiliates. In addition, the Advisor may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Advisor, or the investment is not appropriate for us for other reasons as determined by the Advisor. In any such case Starwood Capital could, thereafter, offer such opportunity to other parties, including Other Starwood Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other Starwood Accounts may be advised by a different Starwood Capital business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Advisor believes to be the case. In any event, there can be no assurance that the Advisor’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Starwood Capital, including its personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor. In some cases, Starwood Capital earns greater fees when Other Starwood Accounts participate alongside or instead of us in an investment.

The Advisor makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to the Advisor, or circumstances not foreseen by the Advisor at the time of allocation, may cause an investment opportunity to yield a different return than expected. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Starwood Capital is entitled to amend its policies and procedures at any time without prior notice or our consent.

To the extent we acquire investments through joint ventures with Other Starwood Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Starwood Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Starwood Accounts.

Starwood Capital may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Starwood Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Starwood Capital determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Starwood Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Starwood Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though Starwood Capital could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our Declaration of Trust, Starwood Capital will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, Starwood Capital will have conflicting duties to us and Other Starwood Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Starwood Capital has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Starwood Accounts.

Our Declaration of Trust renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our Declaration of Trust provides that, to the maximum extent permitted from time to time by Maryland law, (a) none of our trustees, officers or agents who is also an officer, employee or agent of Starwood Holdings or any of its affiliates is required to present, communicate or offer any business opportunity to us or any of our subsidiaries and (b) any such person shall have the right to hold and exploit any business opportunities or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person or entity other than us and our subsidiaries. In addition, our Declaration of Trust provides that we renounce our interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunity to the maximum extent permitted from time to time by Maryland law.

Our Declaration of Trust also provides that any Covered Person may have business interests and engage in business activities similar, in addition to or in competition with those of or relating to us.

We may co-invest with Starwood Capital affiliates in CRE debt or other investments and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Starwood Accounts have a different principal investment, conflicts of interest may arise between us and Other Starwood Accounts, and the Advisor may take actions that are adverse to us.

We may co-invest with Other Starwood Accounts in investments that are suitable for both us and such Other Starwood Accounts. We and the Other Starwood Accounts may make or hold investments at different levels of an issuer’s capital structure, which may include us making one or more investments directly or indirectly relating to portfolio entities of Other Starwood Accounts and vice versa. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Starwood Accounts, the Advisor and its affiliates may be presented with decisions when our interests and the interests of the Other Starwood Accounts are in conflict. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to such securities held by such Other Starwood Accounts (notwithstanding that if such Other Starwood Accounts maintain voting rights with respect to the securities they hold) or, if we do not recuse ourselves, Starwood Capital may be required to take action where it will have conflicting loyalties between its duties to us and to such Other Starwood Accounts, which may adversely impact us.

Other Starwood Accounts may also participate in a separate tranche of a financing with respect to an issuer/ borrower in which we have an interest or otherwise in different classes of such issuer’s securities. In connection with negotiating loans and bank financings in respect of our real estate-related transactions, from time to time Starwood Capital will obtain the right to participate on its own behalf in a portion of the financings with respect to such transactions. If an Other Starwood Account has a mezzanine debt investment with respect to the same issuer to whom we have made a mortgage loan, Starwood Capital may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. To the extent we hold an equity interest or an interest in a loan or debt security that is different (including with respect to their relative seniority) than those held by such Other Starwood Accounts, the Advisor and its affiliates may have limited or no rights with respect to decisions when our interests and the interests of the Other Starwood Accounts are in conflict, and Starwood Capital may have conflicting loyalties between its duties to us and to other affiliates. In that regard, actions may be taken for the Other Starwood Accounts that are adverse to us. There can be no assurance that any such conflict will be resolved in our favor and Starwood Capital may be required to take action where it will have conflicting loyalties between its duties to us and to Other Starwood Accounts, which may adversely impact us.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. In addition, it is possible that in a bankruptcy proceeding our interest may be subordinated or otherwise adversely affected by virtue of such Other Starwood Accounts’ involvement and actions relating to its investment.

Starwood Capital may raise or manage Other Starwood Accounts which could result in the reallocation of Starwood Capital personnel and the direction of potential investments to such Other Starwood Accounts.

Starwood Capital reserves the right to raise and/or manage Other Starwood Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Starwood Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate debt and real estate-related debt and equity securities investment opportunities with certain Other Starwood Accounts that are actively investing and similar overlap with future Other Starwood Accounts. The closing of an Other Starwood Account could result in the reallocation of Starwood Capital personnel, including reallocation of existing real estate professionals, to such Other Starwood Account. In addition, potential investments that may be suitable for us may be directed toward such Other Starwood Account.

Starwood Capital’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.

We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where Starwood Capital or one or more Other Starwood Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where Starwood Capital or one or more Other Starwood Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of Starwood Capital or one or more Other Starwood Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.

Certain principals and employees may be involved in and have a greater financial interest in the performance of other Starwood Capital funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain of the principals and employees of the Advisor and the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of trustees (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts and investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Advisor may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations.

The Advisor may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Advisor or Starwood Capital on more favorable terms than those payable by us.

Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) that provide goods or services to us, Starwood Capital or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Starwood Capital and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Advisor, sources of investment opportunities or co-investors or commercial counterparties or entities in which Starwood Capital or Other Starwood Accounts have an investment, and payments by us may indirectly benefit Starwood Capital or such Other Starwood Accounts. Additionally, certain employees of the Advisor may have family members or relatives employed by such advisors and service providers. The Advisor or its affiliates may also provide administrative services to us. These relationships may influence us, Starwood Capital and the Advisor in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).

It is expected that certain Starwood Capital affiliates will also provide other services in respect of our investments from time to time, including, but not limited to administrative corporate services. Employees of these affiliates may also act as our executive officers and may also receive performance-based compensation in respect of our investments. The fees and expenses of such Starwood Capital-affiliated service providers (and, if applicable, their employees) are borne by our investments and there is no related offset to the Management Fee we pay to the Advisor. While Starwood Capital believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize Starwood Capital to engage its affiliated service provider over a third party.

Notwithstanding the foregoing, transactions relating to our real estate debt and real estate-related debt and equity securities that require the use of a service provider generally is allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Advisor believes to be of benefit to us. Service providers or their affiliates often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Starwood Capital and its affiliates, the Advisor or its affiliates may pay different amounts or rates than those paid by us. However, the Advisor and its affiliates have a longstanding practice of not entering into any arrangements with service providers that could provide for lower rates or discounts than those available to us, or other Starwood Capital investment vehicles for the same services.

The personnel of the Dealer Manager and the Advisor may trade in securities for their own accounts, subject to restrictions applicable to Starwood Capital personnel.

The officers, trustees, members, managers and employees of the Dealer Manager and the Advisor may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and Starwood Capital policies, or otherwise determined from time to time by the Dealer Manager or the Advisor. Such personal securities transactions and investments could, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

We expect to have a diverse shareholder group and the interests of our shareholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

Our shareholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Advisor or its affiliates that may participate in the same investments as us. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring financing, tax profile and timing of disposition of investments. The Advisor may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) shareholders than for other shareholders. In addition, we may make investments that may have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring investments appropriate for us, the Advisor considers our investment and tax objectives (including our qualification as a REIT) and those of our shareholders (and those of investors in other investment vehicles managed or advised by the Advisor or its affiliate) as a whole, not the investment, tax or other objectives of any shareholders individually.

Risks Related to our REIT Status and Certain Other Tax Items

Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.

We intend to elect and qualify to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2023. We do not intend to request a ruling from the IRS that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax and applicable state and local income tax on our taxable income at regular corporate income tax rates, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions and the Treasury regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

Our board of trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.

Our Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of trustees has duties to us and our shareholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.

Ordinary dividends paid by REITs generally do not qualify for the reduced tax rates applicable to “qualified dividend income.”

Dividends paid by C corporations to domestic shareholders that are individuals, trusts and estates currently are generally taxed at a maximum U.S. federal income tax rate of 20% as qualified dividends income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. shareholders in taxable years beginning before January 1, 2026.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.

To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with U.S. GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than minimum amounts specified under U.S. federal income tax laws. We intend to make distributions to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.

Our taxable income may substantially exceed our net income as determined based on U.S. GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income on mortgage loans, mortgage-backed securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or indirectly. As a result of amendments to a debt investment, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to the amendments. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders. We generally will be required to take certain amounts into income no later than the time they are reflected on certain financial statements. We may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirement in certain circumstances.

In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be applied to make investments or repay debt or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirement. Thus, compliance with the REIT distribution requirement may hinder our ability to grow, which could adversely affect the value of our common shares. We may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

The ownership limits that apply to REITs, as prescribed by the Code and by our Declaration of Trust, may restrict our business combination opportunities.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our Declaration of Trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Our Declaration of Trust also provides that, unless exempted by our board of trustees prospectively or retroactively, no person may own more than 9.9% by value or number of shares, whichever is more restrictive, of our outstanding common shares or 9.9% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series. Our board of trustees may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular shareholder if the shareholder’s ownership in excess of the ownership limits would not result in our being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our Company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, any domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.

Any income from a hedging transaction we enter into (1) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the U.S. Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, (2) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, or (3) to hedge existing hedging transactions after all or part of the hedged indebtedness or property has been disposed of, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, will not constitute gross income for purposes of the 75% or 95% gross income tests. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income (excluding for this purpose, gross income from qualified hedges). In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income (excluding for this purpose, gross income from qualified hedges). As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise not want to bear. We may even be required to altogether forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, as well as shares of another REIT. The remainder of our investment in securities (other than government securities, qualified real estate assets or securities of a TRS of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will generally be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets or securities of a TRS of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

We may choose to pay distributions in the form of our own shares, in which case our shareholders may be required to pay income taxes in excess of cash distributions received.

We may make taxable distributions that are payable in cash or our shares. Shareholders (that are not otherwise exempt from U.S. federal income tax) receiving such distributions will be required to include the distribution as ordinary dividend income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such distributions in excess of cash distributions received. If a U.S. shareholder sells the shares it receives as a distribution in order to pay this tax, the sales proceeds may be less than the taxes imposed with respect to such dividend income, depending on the NAV per share of our common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the shares sold that could not be used to offset such dividend income.

Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in shares.

Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we intend to invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire interests in debt instruments in the secondary market for less than their face amount. The discount at which such interests in debt instruments are acquired may reflect doubts about the ultimate collectability of the underlying loans rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on certain debt instruments may be made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions in a subsequent taxable year.

Similarly, some of the securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that any debt instruments or other securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Due to each of these potential timing differences between income recognition or expense deduction and the related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other actions to satisfy the REIT distribution requirements.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our shareholders.

We may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, we would be taxed at the highest U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to shareholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common shares owned by “disqualified organizations” is held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the common shares held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A RIC or other pass-through entity owning our common shares in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

In addition, if we realize excess inclusion income, our shareholders will be subject to special tax rules with respect to their allocable shares of our excess inclusion income. For example, excess inclusion income cannot be offset by net operating losses of our shareholders. If a shareholder is a tax-exempt entity and not a disqualified organization, excess inclusion income is fully taxable as unrelated business taxable income. If a shareholder is a non-U.S. person, excess inclusion income would be subject to a 30% withholding tax without any reduction or exemption pursuant to any otherwise applicable income tax treaty. If the shareholder is a REIT, RIC, common trust fund or other pass-through entity, their allocable share of our excess inclusion income could be considered excess inclusion income of such entity.

Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools and the allocation of “excess inclusion income”, (2) we are a “pension-held REIT,” (3) a U.S. tax-exempt shareholder has incurred debt to purchase or hold our common shares, or (4) any residual REMIC interests we hold or any of our qualified REIT subsidiaries that is treated as a taxable mortgage pool generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt shareholder and, in the case of condition (3), gains realized on the sale of common shares by such tax-exempt shareholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax unless a safe harbor exception applies. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our portfolio assets to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets in transactions that are considered to be prohibited transactions.

Our ownership of, and relationship with, any TRS which we may form or acquire will be subject to limitations, and a failure to comply with the limitations could jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 20% limitation or avoid the application of the 100% excise tax, each as discussed above.

Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% real estate asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.

To qualify as a REIT for U.S. federal income tax purposes, we must comply with certain asset and gross income qualification requirements. Because of these REIT qualification requirements, our ability to acquire certain financial assets such as asset-backed securities, or ABS, will be limited, or we may be required to make such investments through a TRS. In the event that we were to make such an investment through a domestic TRS, any income or gain from such ABS would generally be subject to U.S. federal, state and local corporate income tax, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders. Our ability to make such investments through a TRS is limited, however, because of the REIT qualification requirement that no more than 20% of the value of our total assets can be comprised of stock and securities held by us in TRSs, and that 75% of our gross income must come from certain specified real estate sources.

Legislative, regulatory or administrative changes could adversely affect us, our shareholders or our borrowers.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our shareholders or our borrowers.

Further changes to the tax laws are possible. In particular, the U.S. federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to a shareholder of an investment in our common shares.

Investors are urged to consult with their tax advisor with respect to the impact of any regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.

Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.

Rules enacted as part of the Tax Cut and Jobs Act of 2017 may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

Shareholders who participate in the distribution reinvestment plan will recognize taxable income in the amount they would have received had they elected not to participate, even though they receive no cash.

Shareholders who participate in the distribution reinvestment plan will recognize taxable income in the amount they would have received had they elected not to participate, even though they receive no cash. These deemed distributions will be treated as actual distributions from us to the participating shareholders and will retain the character and U.S. federal income tax effects applicable to all distributions. Shares received under the plan will have a holding period beginning with the day after purchase, and a U.S. federal income tax basis equal to their cost, which is the gross amount of the deemed distribution.

Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.

If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, the operation of real property will not generate qualifying rents from real property for purposes of the gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we’ve made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be taxed at the highest U.S. federal corporate income tax rate. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from the sale of such property to be subject to the prohibited transaction tax.

Risks Related to Plan Investors

If the fiduciary of an employee benefit plan or plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or the Code fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our common shares, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our common shares on behalf of a “benefit plan investor” within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”) including a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plan or trust, an individual retirement account (“IRA”) and a “Keogh” plan, that are subject to Title I of ERISA and/or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common shares, you should satisfy yourself, to the extent applicable, among other matters that:

•
the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•
the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•
the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;
•
the investment will not impair the liquidity of the trust, plan or IRA;
•
the investment will not produce “unrelated business taxable income” for the trust plan or IRA;
•
our shareholders will be able to value the assets of the plan in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•
the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common shares constitutes a non-exempt prohibited transaction under Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount involved.

We may encounter risks arising from provision of managerial assistance.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” within the meaning of ERISA (a “Benefit Plan Investor”). In this regard, we may elect to operate the Company as a VCOC within the meaning of the Plan Asset Regulations. Operating the Company as a "venture capital operating company (“VCOC”) would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments. Such rights could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors. In this regard, the Company may designate a director to serve on the board of directors of one or more portfolio entities. The designation of directors and other measures contemplated could expose our assets to claims by a portfolio entity, its security holders, and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. In addition, because the Company may be operated in a manner intended to qualify the Company as a VCOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments and the Company could be required to liquidate investments at a disadvantageous time, resulting in lower proceeds to the Company than might have been the case without the need for such compliance.

If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA, that may lead to our being subject to certain ERISA and Code requirements.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “Benefit Plan Investor” within the meaning of ERISA. If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any shareholder that is a “Benefit Plan Investor” within the meaning of ERISA, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Advisor and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a Benefit Plan Investor who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisor. With respect to an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Prospective investors that are, or are investing the assets of any, Benefit Plan Investor or other plan, fund, account or other arrangement that is subject to any federal, state, local, non-U.S. or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code (together with Benefit Plan Investors, “Plans”), should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common shares to any Plan is in no respect a representation by us or any other person associated with the offering of our common shares that such an investment meets all relevant legal requirements with respect to investments by Plans generally or any particular Plan, or that such an investment is appropriate for Plans generally or any particular Plan.

We may encounter risks arising from potential control group liability.

Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group. A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Company holds in one or more of its portfolio entities, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.” While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its portfolio companies and the nature of any management fee arrangements. If the Company were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the portfolio investments by the Company and/or its affiliates and other co-investors in a portfolio entity and their respective ownership interests in the portfolio entity, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio entity could result in liability being incurred by the Company, with a resulting appropriation of Company assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Company assets. Moreover, regardless of whether or not the Company were determined to be a trade or business for purposes of ERISA, a court might hold that one of the portfolio entities in which we are investing could become jointly and severally liable for another portfolio entity’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.

General Risk Factors

The past performance of the Advisor’s senior management is not a predictor of our future results.

Neither the track record of the senior management of the Advisor nor the performance of the Advisor will imply or predict (directly or indirectly) any level of our future performance. Our performance is dependent upon future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics, varying degrees of competition and varying circumstances pertaining to the real estate capital markets.

Insurance on loans and real estate-related securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.

Our business may be adversely affected by the impact on the financial markets due to recent bank failures.

Recent bank failures in the United States and elsewhere could have far-reaching effects on the U.S. and other financial markets, including widespread failures of financial institutions, limited availability of credit, counterparty credit risks and adverse effects on issuers of debt and equity and other assets in which we invest and other instruments to which we have exposure, as well as the broader economy. Any or all of these developments may have a material adverse effect on us; for example, fluctuations in the market prices of securities and/or interest rates may adversely affect the value of our portfolio and/or increase the inherent risks associated with an investment in real estate-related assets. The ability of assets securing our investments to refinance may depend on their ability to obtain additional financing. Any deterioration of the global debt markets or the credit ratings of certain investors (including, without limitation, sovereign nations), any possible future failures of certain financial services companies or a significant rise in interest rates, taxes or market perception of counterparty default risk will likely significantly reduce investor demand for Company-level financing and similar types of liquidity for investment grade, high-yield, and senior and other types of bank debt. This, in turn, is likely to result in some potential lenders being unable or unwilling to finance new investments, to provide working capital or to provide financing for other purposes permitted under the Advisory Agreement or to be willing to provide such financing only on terms less favorable than those that had been available in the recent past. As of the date of this Annual Report on Form 10-K, certain U.S. banks have experienced liquidity issues related to, among other factors, rising interest rates. It is currently unknown the extent to which these events will affect the availability of financing for CRE. While disruption in the capital markets could enhance our ability to originate or acquire debt investments on attractive terms, a component of our investment strategy rests on our ability to obtain financing for our investments and operations on terms accretive to our investment strategy. A lack of such financing would adversely affect our ability to achieve our investment objectives.

Sustainability risks may have a greater impact on us than that assessed by the Advisor.

We may be affected by the impact of a number of sustainability factors, also referred to as ESG factors, on real estate assets securing or related to loans originated by us or other investments in which we participate (“sustainability risks”). The reach of sustainability themes may be broad and this subsection is therefore not an exhaustive list of all risks related to ESG factors which could have a negative impact (whether or not material) on the value of an underlying or related real estate asset and therefore adversely impact our returns.

The real estate assets securing or related to our loans and investments may be negatively affected by the exposure to physical climate events such as droughts, famines, floods, storms, fires and exposure to extreme temperatures; although a number of these risks may be insurable, it is not guaranteed that the insurance coverage may in all cases be adequate and losses connected to these events may be material. In addition, the actions taken on the real estate assets securing or related to our loans to improve such real estate asset’s environmental resilience and greenhouse gas emission footprint, including but not limited to actions aimed at improving a building’s energy use efficiency, deployment of clean energy generation and consumption equipment, actions aimed at reducing waste and water use, typically impose significant short-term costs. Similarly, social initiatives and the adherence to high governance standards, for example in the areas of transparency, corporate governance, management of conflicts of interest and fair remuneration principles, accounting and reporting of greenhouse gas emissions traced back to the construction and operation of assets secured by our loans and investments, may require material investments and effort where economic returns may be uncertain. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns.

Prospective investors should consider the adverse impacts that our investments may have on sustainability themes: the failure to support assets that advance sustainability themes and/or mitigate material physical climate and transition risks, may result in a number of negative fallouts ranging from reputational damages and, in some circumstances, fines and direct economic consequences from ESG related regulatory requirements that range from energy performance standards to mandatory disclosure.

We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key ESG targets or make misleading statements with respect to ESG related objectives. In the event a counter-party of ours, or the real estate securing an investment of ours, uses manipulation or misinformation to bolster its ESG claims, we could be negatively impacted through no fault of our own.

In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Advisor may consider certain ESG factors. We may forego particular investments that do not meet certain ESG criteria or present material ESG risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended ESG outcomes.

Climate change and new climate change-related regulations intended to control its impact may affect the value of the real estate assets securing or related to loans we originated or in which we invest and may enhance our disclosure obligations, which could negatively affect us and materially increase the regulatory burden and cost of compliance. We and the Advisor cannot predict the long-term impacts on real estate assets from climate change or related regulations. Laws enacted to mitigate climate change could increase energy costs, could make some buildings of property owners obsolete or cause such owners to make material investments in their properties to meet existing and newly created greenhouse gas emission benchmarks or energy performance standards, which could materially and adversely affect the value of older properties underlying or relating to our investments. Climate change may also have indirect effects on property owners by increasing the cost of (or making unavailable) property insurance. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes or tenant preferences for “green” buildings, may cause property owners to incur additional costs when renovating older properties. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.

There can be no guarantee that the actual impact of the sustainability factors on our returns will not be materially greater than the impact assessed or expected by the Advisor.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

ESG matters have been the subject of increased focus by advocacy groups, government agencies and the general public, and new regulatory initiatives related to ESG that are applicable to us could expand the nature, scope, and complexity of matters that we are required to manage, assess and report and could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. Further, as a result of these legislative and regulatory initiatives, we may, for the first time, be required to provide additional disclosure to investors in our public filings with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, we or the Advisor may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect our operations.

Additionally, we could be criticized for the scope or nature of our ESG initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our tenants fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, shareholders may differ in their views of whether or how ESG matters should be addressed and, as a result, we may invest in, or manage, our investments in a manner that does not reflect the beliefs and values of any particular investor which may be perceived negatively by at least some shareholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation, or issued related legal opinions. If we do not successfully manage ESG-related expectations across these varied shareholder interests, it could erode shareholder trust, impact our reputation, and constrain our acquisition and capital raising opportunities.

Failure to identify and exclude bad actors could disqualify us from relying on certain rules on which we rely.

We are offering common shares in a private offering, not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. Our common shares are offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the offering of the common shares, including any shareholder holding (20%) or more of a fund’s outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events (collectively, “bad act determinations”), then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the shareholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon an applicable exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

Political changes may affect the real estate-related securities markets.

The current regulatory environment in the United States may be impacted by future legislative developments.

The outcome of elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Advisor and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.

Litigation outcomes may have an adverse impact on us.

In the ordinary course of our business, we may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect our value and may continue without resolution for long periods of time. Any litigation may consume substantial amount of time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Our board of trustees will be indemnified by us in connection with such litigation, subject to certain conditions.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As externally advised by the Advisor, we rely on Starwood Capital’s information technology (“IT”) systems, including data hosting facilities and other hardware and software platforms, some of which are hosted by third-party service providers, to assist in conducting our businesses. Starwood Capital’s IT systems, like those of most companies, may be vulnerable to certain cybersecurity threats such as ransomware, interruption of services, data breaches, or any other cybersecurity incidents, or a series of related cybersecurity incidents, that could adversely impact our financial condition, results of operations, cash flows or business strategy, including our ability to operate core business functions. In the last fiscal year, Starwood Capital continually monitored the risk landscape and did not experience any cybersecurity breaches, including malware and computer virus attacks, that have materially affected, or are reasonably likely to materially affect our financial condition, results of operations, cash flows, or business strategy. For more information on our cybersecurity-related risks, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Starwood Capital considers cybersecurity risks, along with other top risks, within its Enterprise Risk Management (“ERM”) framework. The ERM framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. Starwood Capital has implemented a cybersecurity program that employs various controls and activities aimed at identifying, protecting against, detecting, and responding to cybersecurity threats. These controls and activities include hardware and software inventory tracking, endpoint protection, and network security measures to safeguard our assets from unauthorized access and attacks. Starwood Capital prioritizes data protection through access management designed to permit access only by authorized personnel. Starwood Capital’s cybersecurity incident response plan, integrated into the ERM framework, outlines a structured process for handling information security incidents involving assets or data. It guides Starwood Capital’s cybersecurity incident response team in containing, eradicating, and recovering from incidents while minimizing damage and disruption. The plan includes a clearly defined notification framework ensuring timely communication with business and management teams based on the incident’s severity and potential impact. Additionally, Starwood Capital maintains a cybersecurity insurance policy to mitigate risks associated with cybersecurity incidents. The cybersecurity insurance policy covers both us and other Starwood Capital affiliates.

Starwood Capital also periodically performs simulations and tabletop exercises at a management level and utilizes external resources and consultants, as needed. All employees of Starwood Capital are required to complete an annual computer-based Security Awareness Training Program that includes various topics on cybersecurity risk management best practices. This program educates users on how to identify information security threats and what actions should be taken in the event of a cybersecurity breach. Additionally, the employees of Starwood Capital are regularly tested with phishing campaigns reinforcing their awareness of email threats.

Annual risk assessments of Starwood Capital’s Information Security Program are conducted to identify emerging information security and third-party risks. In addition, periodic vulnerability assessments and penetration tests are conducted throughout the year to support the identification of risks.

Further, Starwood Capital utilizes on-premises and cloud-based security solutions, with real-time monitoring provided by specialized managed third-party security service providers. These third parties collect events generated by critical systems in real-time, filter non-security events, and then correlate the information using security data analytical engines so that personnel of Starwood Capital can identify and analyze threats. With respect to the software platforms that are hosted by third parties, Starwood Capital utilizes an external vendor risk management platform to evaluate, rate, monitor and track vendor risk. The security practices and processes of our third-party service providers are monitored regularly. In addition, we have engaged a third-party to evaluate and review the remediation of cyber risks of our third parties, including financial service providers and professional service firms. For any hosted applications, Starwood Capital inquires if the vendor issues a System and Organization Controls (“SOC”) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, Starwood Capital takes additional steps to assess their cybersecurity preparedness and assess the relationship on that basis. Starwood Capital’s assessment of risks associated with the use of third-party providers is part of Starwood Capital’s overall cybersecurity risk management framework.

Governance

Our board of trustees is ultimately responsible for the oversight of risks from cybersecurity threats and has delegated joint responsibility for such oversight of cybersecurity matters to the Audit Committee (as defined below). The Audit Committee receives periodic updates from the Advisor on our cybersecurity program, including measures taken to address cybersecurity risks and significant cybersecurity incidents.

Starwood Capital’s Chief Technology Officer, an industry veteran that has been focused on technology for over 40 years and in technology leadership roles at financial institutions for 20 years, leads the overall cybersecurity function and is responsible for developing and implementing Starwood Capital’s Information Security Program and managing our response to threats. In addition to its in-house cybersecurity capabilities, at times Starwood Capital also engages third parties to assist with assessing, identifying, and managing cybersecurity risks. Members of Starwood Capital’s IT security team, including the third-party security firms utilized as part, of its program, have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification.

Item 2. Properties

Our principal executive and administrative offices are located at 2340 Collins Avenue, Miami Beach, Florida 33139 and 591 West Putnam Avenue, Greenwich, CT 06830. As part of the Advisory Agreement, the Advisor is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal and regulatory proceedings in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

In our continuous, blind pool private offering, we are offering and selling our common shares pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. There is no established public trading market for our common shares currently, and we do not expect that such a market will ever develop in the future.

Because our common shares are being acquired by investors in our continuous, blind pool offering “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common shares may not be sold or transferred (i) except as permitted under our Declaration of Trust and (ii) unless the common shares are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the shares unless and until we accept their repurchase request. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Each class of common shares has different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights. The following table details the upfront transaction fees and ongoing shareholder servicing fees for the applicable share class:

	Class T Common Shares	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.5%	Up to 1.5%	-	-
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	-	-

For Class S common shares, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T common shares, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D common shares, investors will pay upfront selling commissions of up to 1.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I common shares or Class E common shares.

The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for our private offering and is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T common shares and Class S common shares. For Class T common shares such shareholder servicing fee includes an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T common shares, however, with respect to Class T common shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D common shares, the Dealer Manager is entitled to a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D common shares. There is no shareholder servicing fee with respect to Class I common shares or Class E common shares.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2023, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

The initial per share purchase price for shares of the Company’s common shares in the continuous, blind pool private offering was $20.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any Performance Fee (as defined below) and the deduction of any ongoing service fees specifically applicable to such class of shares). See “—Net Asset Value Calculation and Valuation Guidelines” for more information about the calculation of NAV per share. As of December 31, 2023, the per share purchase price for our Class S and Class I common shares was $20.00 and the per share purchase price for our Class E common shares was $20.03.

Holders

As of March 26, 2024, there were 245 holders of record of the Company’s Class S common shares, 101 holders of record of the Company’s Class I common shares, and 9 holders of record of the Company’s Class E common shares. Four of the holders of record are trustees. Three of these four trustees are independent trustees that received restricted common shares granted as part of their compensation for serving as independent trustees, and one independent trustee and affiliated trustee also acquired common shares.

Net Asset Value Calculation and Valuation Guidelines

Our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisor and our Independent Valuation Advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The calculation of NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of equity reflected in our financial statements.

To calculate NAV for the purpose of establishing a purchase and repurchase price for our common shares, we have adopted a model that calculates the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair values of assets may differ from their actual realizable value or future fair value. While we believe these NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under U.S. GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from U.S. GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other U.S. GAAP measure.

Valuation of Investments

CRE Loans and Other Real Asset Loans

The fair market value of our CRE loans and other real asset loan investments will be determined by the Advisor on a monthly basis. Newly originated or acquired loan investments will initially be valued at par in the month that they are closed, which is intended to represent fair value at that time. For the purpose of the loan valuation, “par”, on the date of origination, is equal to the unpaid principal balance net of any origination fee received. For each month after the initial month in which a loan investment is closed, the Independent Valuation Advisor will review and confirm the reasonableness of the Advisor’s valuation of each of our CRE loans and other real asset loan investments. Valuations of CRE loan and other real asset loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are determined by discounting the future contractual cash flows to present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

Valuation of Collateral

For CRE loans and other real asset loan investments, an appraisal will be completed by an independent appraisal firm prior to the closing of each transaction. Appraised values of property collateral are based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors. The Advisor may choose to obtain an updated third party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.

Valuation of Real Estate Owned Properties

In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become REO property. REO properties will initially be valued at fair value (prepared by an independent appraiser) less closing costs, at the time of acquisition. Thereafter, as of the end of each month, the Advisor will determine the fair market value of each of the REO properties and the Independent Valuation Advisor will review and confirm the reasonableness of those valuations. Additionally, the REO properties may be valued by an independent appraiser periodically, as determined by the Advisor. Property-level valuations reflect changes in property value based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors.

Valuation of Other Real Estate-Related Assets

Our investments in real estate-related assets will focus on non-distressed public and private real estate-related debt securities, including, but not limited to, CMBS and CLOs. In general, real estate-related assets are valued by the Advisor according to the procedures specified below upon acquisition or issuance and then monthly. Interim valuations of real estate-related assets that are valued monthly may be performed if the Advisor believes the value of the applicable asset may have changed materially since the most recent valuation. In addition, our board of trustees may retain additional independent valuation firms to assist with the valuation of real estate-related assets.

Publicly Traded Real Estate-Related Assets

Publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Advisor monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. GAAP. Market quotations may be obtained from third-party pricing service providers or broker-dealers. When reliable market quotations are available from multiple sources, the Advisor will use commercially reasonable efforts to use two or more quotations and will typically value the assets based on the average of the quotations obtained. U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Advisor. The Advisor may adjust the value of public debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.

Private Real Estate-Related Assets

Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Advisor at the acquisition price and thereafter will be revalued monthly at fair value. Each month, the Independent Valuation Advisor will review and confirm the reasonableness of those valuations. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.

Valuation of Derivative Instruments

In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments. We report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. The pricing service values bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service values currency forward contracts under the market approach through the use of quoted market prices available in an active market.

Valuation of Liquid Non-Real Estate-Related Assets

Liquid non-real estate-related assets include credit rated government debt securities, corporate debt securities, cash and cash equivalents. Liquid non-real estate-related assets will be valued monthly by the Advisor based on market quotations or at fair value determined in accordance with U.S. GAAP.

Valuation of Liabilities

The fair market value of any of our future facility liabilities will be determined by the Advisor on a monthly basis, which will be used in calculating our NAV. New facility liabilities will initially be valued at par, which is expected to represent fair value at that time. For the purpose of the facility debt valuation, “par”, on the date of the initial borrowing, is equal to the unpaid principal balance net of any commitment fee paid. Each month thereafter, the Independent Valuation Advisor will review and confirm the reasonableness of the valuations of each facility liability that will be used in calculating NAV. Any changes to the fair value of facility liabilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.

The fair value of any financing liabilities will generally be measured using our valuation guidelines discussed above.

In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to shareholder servicing fees will be allocable to Class T shares, Class S shares and Class D shares and will only be included in the NAV calculation for that class. Liabilities related to the Management Fee and the Performance Fee will be allocable to Class T shares, Class S shares, Class D shares, and Class I shares and will only be included in the NAV calculation for those classes. For further information on the Management Fee and Performance Fee please see “Item 13. Certain Relationship and Related Party Transactions and Director Independence—Advisory Agreement”.

For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisor through the first anniversary of the initial closing of our private offering, nor (2) operating expenses paid by the Advisor, incurred by us during the period through the first anniversary of the initial closing of our private offering, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs.

NAV and NAV Per Share Calculation

Each class will have an undivided interest in our assets and liabilities, other than class-specific shareholder servicing fees, distributions payable, the Management Fee and the Performance Fee. In accordance with the valuation guidelines, our fund administrator will calculate our NAV per share for each class as of the last calendar day of each month, including the estimated fair value of (1) real estate debt and other investments owned by us and (2) any other assets and liabilities. Because shareholder servicing fees, distributions payable, the Management Fee and the Performance Fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.

The monthly NAV for each class of shares will be based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities (including distributions payable, accrued Management Fees, accrued Performance Fees and the deduction of any shareholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the Management Fee, the

Performance Fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV also includes material non-recurring events occurring during the month. On an ongoing basis, the Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. The operating expenses and organizational and offering expenses which are advanced by the Advisor to be reimbursed by us will not be included in such calculations until reimbursed to the Advisor.

For purposes of calculating our NAV, the organization and offering expenses and operating expenses paid by the Advisor through the first anniversary of the initial closing of our private offering will not be deducted as an expense until reimbursed by the Company (however such expenses may be amortized in order to mitigate these effects). After the first anniversary of the initial closing of our private offering, we will reimburse the Advisor for any organization and offering expenses and operating expenses that it incurs on behalf of us as and when incurred (or promptly thereafter).

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific distributions, Management Fees, Performance Fees and shareholder servicing fees. The declaration of distributions will reduce the NAV for each class of our shares in an amount equal to the accrual of our liability to pay any such distribution to our shareholders of record of each class. NAV per share for each class of shares is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The following table provides a breakdown of the major components of our total NAV as of December 31, 2023 (amounts in thousands, except for share amount):

December 31, 2023	Amounts
Loans receivable, at fair value	$158,288
Cash and cash equivalents - unrestricted	777
Other assets(1)	579
Loans payable, at fair value	(120,196)
Other liabilities	(445)
Distributions payable	(246)
Accrued shareholder servicing fees(2)	(4)
Net asset value	$38,753
Number of outstanding shares (all classes)	1,929,850

(1) Other assets represents accrued interest receivable and unamortized debt facility costs. In accordance with the fair value option under U.S. GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the life of the debt facility, therefore included in the above amount.

(2) Accrued shareholder servicing fee represents the accrual for the full cost of the shareholder servicing fee for Class T, Class S and Class D shares. Under U.S. GAAP, we accrued an estimate of the full cost of the shareholder servicing fees over the life of each share as an offering cost at the time we sold each of the Class T, Class S and Class D shares. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis.

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our consolidated balance sheet to our NAV (amounts in thousands):

December 31, 2023	Amounts
Shareholders' Equity and Redeemable Common Shares	$33,895
Adjustments:
Organization and offering costs advanced by Advisor (1)	3,182
Operating expenses advanced by Advisor (2)	893
Accrued shareholder service fee (3)	419
Unamortized debt facility costs (4)	364
NAV	$38,753

(1) This represents the unamortized amount of organization and offering costs advanced by the Advisor. The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the initial closing of the continuous private offering. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the continuous private offering.

(2) This represents the unamortized amount of operating costs advanced by the Advisor. The Advisor has agreed to advance certain of the Company’s operating expenses through the first anniversary of the initial closing of the continuous private offering. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the initial closing of our continuous private offering. Operating expenses incurred after the first anniversary of the initial closing of our private offering will be paid by the Company as incurred.

(3) Accrued shareholder servicing fee represents the accrual for the full cost of the shareholder servicing fee for Class T, Class S and Class D shares. Under U.S. GAAP, we accrued an estimate of the full cost of the shareholder servicing fees over the life of each share as an offering cost at the time we sold the Class T, Class S and Class D shares. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis.

(4) In accordance with the fair value option under U.S. GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the life of the debt facility.

The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2023 (amounts in thousands, except for per share amount):

December 31, 2023	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$5,210	1,345	$32,199	$38,753
Number of outstanding shares	260	67	1,603	1,930
NAV per share	$20.06	$20.06	$20.09	$20.08

Distribution Policy

Any distributions we make will be at the discretion of our board of trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. You will not be entitled to receive a distribution if your shares are repurchased prior to the applicable time of the record date.

Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the distributions-paid deduction and excluding net capital gains.

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1292 per share for the year ended December 31, 2023. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the year ended December 31, 2023:

	Class T Common Shares	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares
December 31, 2023	-	$0.1148	-	$0.1292	$0.1292
Totals	-	$0.1148	-	$0.1292	$0.1292

For the year ended December 31, 2023, we declared net distributions of $0.2 million. The declared distribution will be treated as a distribution in 2024 and the tax classification of that amount will be dependent on the Company's taxable income in 2024.

Unregistered Sales of Equity Securities

We were capitalized through the purchase by Starwood Real Estate Income Holdings, L.P. of 50 common shares for an aggregate purchase price of $1,000 on July 14, 2023. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

On November 13, 2023, we entered into a subscription agreement, by and between us and Starwood Real Estate Income Holdings, L.P., an affiliate of the Advisor (“Starwood RE Income Holdings”), pursuant to which Starwood RE Income Holdings has agreed, from time to time, to purchase an aggregate amount of not less than $150 million in Class E common shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $20.00 (the “Initial Capitalization”). On November 30, 2023, in connection with the Initial Capitalization, the Company issued an aggregate of 1,575,000 of its common shares to Starwood RE Income Holdings at a price per share of $20.00 for an aggregate purchase price of $31.5 million (which were subsequently changed into Class E shares in connection with the Company’s amended Declaration of Trust). The offer and sale of the shares to Starwood RE Income Holdings was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On December 1, 2023, we began accepting subscriptions from investors in such private offering. As of March 26, 2024, we have issued 1,969,181 Class S common shares, 868,544 Class I common shares and 1,628,286 Class E common shares for an aggregate price of $89.8 million, including $0.4 million of commissions. Shares granted to trustees are not included within these amounts, as they are currently unvested. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.

Share Repurchase Plan

On November 10, 2023, our board of trustees adopted a share repurchase plan, whereby shareholders may request on a quarterly basis that we repurchase all or any portion of their shares, and we expect to begin the share repurchase plan in the calendar quarter ended March 31, 2024, which is the first full calendar quarter following the initial closing of the continuous private offering. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular calendar quarter, in our discretion, subject to any limitations in the share repurchase plan.

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Shares are repurchased at a price equal to the transaction price on the applicable Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. This Early Repurchase Deduction does not apply to shares acquired through our distribution reinvestment plan.

The aggregate NAV of total repurchases of Class T, Class S, Class D, Class I and Class E common shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares and excluding any Early Repurchase Deduction) under our share repurchase plan is limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Advisor pursuant to the Advisory Agreement will not be subject to these repurchase limitations.

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

During the year ended December 31, 2023, no common shares were repurchased pursuant to the Company’s share repurchase plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

We are a Maryland statutory trust formed on June 28, 2023 and intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023. We are externally managed by our investment advisor, Starwood Credit Advisors, L.L.C. (“Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together any entity that is controlled by, controls or is under common control with Starwood Holdings, and any of their respective predecessor entities, “Starwood Capital” or the “Sponsor”). Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $75 billion of capital and currently has approximately $115 billion of assets under management.

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

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans are expected to be primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real-estate related debt and equity securities, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

Our board of trustees has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement (as defined below), we delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Annual Report on Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), which commenced on October 31, 2023. The Company intends to use the net proceeds primarily to make investments in commercial real estate debt and real estate-related securities consistent with our investment guidelines and for other general corporate purposes. We intend to sell our common shares in our continuous, blind pool private offering on a monthly basis.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Annual Report on Form 10-K.

2023 Highlights

Fundraising and Distributions

•
On November 30, 2023, in connection with the Initial Capitalization (as defined below), the Company issued an aggregate of 1,575,000 of its common shares to Starwood Real Estate Income Holdings, L.P., at a price per share of $20.00 for an aggregate purchase price of $31.5 million (which were subsequently changed into Class E shares in connection with the Company’s amended Declaration of Trust).

•
On December 1, 2023, pursuant to the Company’s continuous, blind pool private offering, the Company sold an aggregate of 354,800 of its common shares for aggregate consideration of approximately $7.1 million at a price per share equal to $20.00, plus applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and Regulation D thereunder.
•
On December 29, 2023, the Company declared net distributions of $0.1148 per Class S share, $0.1292 per Class I share, and $0.1292 per Class E share, in each case, to shareholders of record as of the close of business on December 31, 2023. The distributions were paid on January 4, 2024 to shareholders of record on December 31, 2023.

Investments

•
On November 30, 2023, the Company originated a first mortgage loan and mezzanine loan to the owner of a multifamily property in California. The total amount funded on November 30, 2023 was approximately $160 million and the total commitment amount was $185.1 million. The loan was financed with a combination of the $31.5 million of equity issued in connection with the Initial Capitalization and net proceeds from the bridge loan provided by Starwood Capital Group Management L.L.C., as discussed below.

Financings

•
On November 30, 2023, the Company entered into a credit agreement with Starwood Capital Group Management L.LC. The agreement provided for maximum borrowings of $148 million. The Company incurred interest on the loan at an annual rate based on the one-month Term SOFR (as defined in the Repurchase Agreement) plus 2.5%. The sole draw of $125.8 million under the agreement was executed on November 30, 2023 and the proceeds were used to originate a first mortgage loan and mezzanine loan. The loan was subsequently paid off in two installments with the last being $120.5 million on December 20, 2023, when the remaining debt balance was refinanced with proceeds from the Repurchase Agreement (as defined below). The interest accrued and paid on this loan was $0.6 million.
•
On December 14, 2023, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Citibank of up to $250 million. As of December 31, 2023, the Company is permitted to borrow up to $128 million under the terms of the Repurchase Agreement.

Key Components of Our Results from Operations

Revenues

We will plan to focus on senior secured floating rate investments, backed by high quality real assets to generate current cash flow. We seek to identify attractive risk-reward investments by financing high quality real assets with substantial borrower equity and partnering with well-known sponsors with real assets in primarily gateway and select secondary markets. We expect to create synergies with Starwood Capital’s existing debt capabilities by leveraging its significant scale and existing relationships to source high quality lending opportunities. Our revenues will primarily comprise interest income generated by investments in loans and by securities backed by loans in addition to loan origination fees and gains on sales of loans and securities investments.

Expenses

We entered into the Advisory Agreement with the Advisor, pursuant to which we pay the Management Fee and Performance Fee. In addition, pursuant to the Advisory Agreement, we reimburse the Advisor for certain expenses as they occur. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information on the fees and expense paid to the Advisor and its affiliates.

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

Unrealized Gains (Losses) on Assets and Liabilities and Related Valuation Practices

As discussed in Note 2 – “Summary of Significant Accounting Policies” to our financial statements, the Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

The guidance in ASC 825 provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s consolidated balance sheet from those instruments using another accounting method.

The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares.

To facilitate the application of the fair value option election in our financial reporting, as well as for the purposes of the monthly NAV computations, our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies used by the Advisor and our Independent Valuation Advisor. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The following valuation methods will be used for purposes of determining the valuations of our assets and liabilities, calculating related unrealized gains and losses and our monthly NAV:

CRE Loans and Other Real Asset Loans- The fair market value of our CRE loan and other real asset loan investments is determined by the Advisor on a monthly basis. Newly originated or acquired loan investments are initially valued at par in the month that they are closed, which is intended to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the independent valuation advisor will review and confirm the reasonableness of the Advisor’s valuations of each of our CRE loan and other real asset loan investments. Valuations of CRE loans and other real asset loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among other factors. The fair values will be determined by discounting the future contractual cash flows to present value using a current market interest rate or spread. The market rate will be determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

Collateral - For CRE loans and other real asset loan investments, an appraisal will be completed by an independent appraisal firm prior to the closing of each transaction. Appraised values of property collateral are based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors. The Advisor may choose to obtain an updated third-party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.

Real Estate Owned Properties - In the event we pursue an ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) property. REO properties will initially be valued at fair value (prepared by an independent appraiser) less closing costs, at the time of acquisition. Thereafter, as of the end of each month, the Advisor will determine the fair market value of each of the REO properties and the Independent Valuation Advisor will review and confirm the reasonableness of those valuations. Additionally, the REO properties may be valued by an independent appraiser periodically, as determined by the Advisor. Property-level valuations reflect changes in property value based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors.

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

Private Real Estate-Related Assets- Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will be initially valued by the Advisor at the acquisition price and thereafter are revalued monthly at fair value. Each month, the Independent Valuation Advisor will review and confirm the reasonableness of those valuations. The fair value of real-estate related operating businesses will be generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis will be supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.

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

Liabilities - The fair market value of any of our future facilities will be determined by the Advisor on a monthly basis, which will be used in calculating our NAV. New facility liabilities will initially be valued at par, which is expected to represent fair value at that time. Each month thereafter, the Independent Valuation Advisor will review and confirm the reasonableness of the valuations of each facility liability that will be used in calculating NAV. Any changes to the fair value of facilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds. The fair value of any financing liabilities will generally be measured using our valuation guidelines discussed above.

With regard to NAV calculations, the same fair values of assets and liabilities determined by the application of the methods cited above are generally used in monthly NAV calculations. To calculate our NAV for purposes of establishing a purchase and repurchase price for our common shares, we have adopted a model that calculates the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders' equity or any other GAAP measure. The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements.

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

Portfolio and Investment Activity

As of December 31, 2023, the Company had completed the initial closing of its continuous, blind pool private offering and had originated one CRE loan.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2023 (amounts in thousands):

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Location	Property Type	LTV(4)
1 Senior Loan	11/30/2023	$185,050	$160,000	$158,288	+3.25%	+3.74%	12/9/2028	Hayward, CA	Multifamily	56%

(1) Origination date represents the date the loan investment was initially originated or acquired by us.

(2) The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rate, which is SOFR.

(3) Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

(4) LTV represent the loan-to-value ratio as of the Origination Date, which are not updated for subsequent loan modifications or upsizes.

Results of Operations

For the period from July 14, 2023 (commencement of operations) through December 31, 2023:

•
Revenues totaled $3.0 million, and consisted of interest income of $1.2 million and other revenue of $1.8 million (predominantly origination fees).
•
Professional fees were approximately $0.9 million and primarily related to operating costs incurred during the period. Organization costs were approximately $0.9 million. These costs have been advanced by the Advisor and paid on behalf of the Company. The Company will commence reimbursement of the advances to the Advisor in December 2024 and will pay the balance due at that time, ratably in 60 monthly installments thereafter.
•
Interest expenses and financing fees were $0.9 million and $0.7 million, respectively. Interest expense was incurred in financing the mortgage loan asset originated in November 2023. These expenses and fees are related to the various debt obligations entered into by the Company as part of the initial loan origination.
•
The net unrealized loss from operations and financing of ($1.4) million for the period is mostly related to the remeasurement of the loans receivable and debt obligations at fair value as of December 31, 2023.
•
Offering costs incurred were approximately $2.3 million. Under GAAP, these costs are charged directly against shareholders’ equity. These costs have been advanced by the Advisor and paid on behalf of the Company. The Company will commence reimbursement of the advances to the Advisor in December 2024 and will pay the balance due at that time, ratably in 60 monthly installments thereafter.
•
In addition, accrued shareholder servicing fees were approximately $0.4 million and were charged directly against shareholders’ equity.

Our net loss for the period July 14, 2023 (commencement of operations) through December 31, 2023 was approximately $ (1.7) million or $(4.99) per weighted average common share (basic).

Financial Condition

Investment Activities

On November 30, 2023, the Company originated a mortgage and mezzanine loan collateralized by a 474-unit multifamily property which also features 83,000 square feet of ground floor retail space. It is located in Hayward, CA which is in the East Bay region of Northern California. The improvements were constructed in 2022 and the property is currently in the latter stage of the lease-up phase.

The loan has floating rate first mortgage and mezzanine components. Principal in the amount of $160 million was funded at closing. The total loan commitment is $185 million. Consistent with the initial funding, 80% of any future funding amounts will be allocated to the first mortgage position and the remainder will be allocated to the mezzanine loan. The initial term of the loan is three years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has two one-year options to extend the term of the loan.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay distributions to our shareholders and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $20.00 (the “Initial Capitalization”). Further, Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the earlier of (a) the first date that our NAV reaches $1 billion and (b) the second anniversary of the initial closing of the Company's continuous private offering, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, at least the second anniversary of the initial closing of the Company's private offering and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following the initial closing of the Company's continuous private offering. The Company may issue additional Class E shares to Starwood Capital in connection with the Company’s acquisition of additional assets in the future. As of December 31, 2023, Starwood Capital has purchased $31.5 million in our Class E shares.

We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) existing borrowing facilities and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

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

The Company will seek to enter into additional bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of December 31, 2023, the Company has established a $250 million loan repurchase facility. The Company has pledged a multi-family loan as collateral and is permitted to borrow as much as $128 million. As of December 31, 2023, the Company has $120.5 million in outstanding debt. Refer to Note 3 - “Investment in Loans Receivable” and Note 4 - “Loans Payable” for further information.

As of December 31, 2023, the company had cash and cash equivalents of $0.8 million and approved, but undrawn credit capacity of $7.5 million. These amounts do not include $118.5 million of undrawn capacity under Starwood Capital's equity commitment which represents readily available liquidity.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (amounts in thousands):

December 31, 2023
Cash flows provided by operating activities	$2,374
Cash flows used in investing activities	(160,000)
Cash flows provided by financing activities	158,403
Net increase in cash and cash equivalents	$777

Cash flows provided by operating activities were $2.4 million and were primarily due to interest income and origination fees earned on the loan receivable during the period.

Cash flows used in investing activities were $160 million and were related to the loan origination activity during the period.

Cash flows provided by financing activities were $158.4 million and were related to the proceeds from the loan payable and the continuous, blind pool private offering during the period.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate debt, revenue recognition and expense recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our financial statements for further descriptions of such accounting policies.

Fair Value Option

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

As discussed in Note 2 – “Summary of Significant Accounting Policies” to our financial statements, the Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s consolidated balance sheet from those instruments using another accounting method.

Recent Accounting Developments

Refer to Note 2 – "Summary of Significant Accounting Policies" to the financial statements for a discussion of recent accounting developments and the expected impact to the Company.

Subsequent Events

On February 9, 2024, the Company originated a $93.8 million floating rate first mortgage loan collateralized by two adjacent multifamily assets that are operated together as one property in Houston, TX. The initial term of the loan is two years and the loan also features three one-year extension options subject to satisfaction of certain predefined conditions.

Subsequent to December 31, 2023, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	1,699,307	$34,420
Class I Common Shares	798,559	15,998
Class E Common Shares	24,934	500
Total	2,522,800	$50,918

Subsequent to December 31, 2023, the Company also issued the following shares under the distribution reinvestment plan (“DRIP”) (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	10,125	$203
Class I Common Shares	2,935	59
Class E Common Shares	301	6
Total	13,361	$268

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are expected to relate to interest rates, credit spreads, credit, credit market values, liquidity and foreign currency exchange rates. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of December 31, 2023.

The estimated impacted on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$403	8.69%
-1.00%	$(403)	-8.69%

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

Credit Risk

We are exposed to credit risk in our investments with respect to a borrower’s ability to make required debt service payments to us and repay the unpaid principal balance in accordance to the terms of the loan agreement. We expect to manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification, of our investments on an ongoing basis. In addition, we intend to re-evaluate the credit risk inherent in our investments on a regular basis taking into consideration a number of fundamental macro-economic factors such as gross domestic product, unemployment, interest rates, capital markets activity, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.

We are exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our investments. To mitigate this risk, we seek to avoid large single tenant exposure and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

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

Foreign Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. Over the term of our investments, we generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. In addition, we expect to typically enter into a series of foreign currency forward contracts to fix the U.S. dollar amount of foreign currency-denominated cash flows (interest income, principal payments and net sales proceeds after the repayment of debt) we expect to receive from our foreign currency denominated investments.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Starwood Credit Real Estate Income Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Starwood Credit Real Estate Income Trust and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of changes in redeemable common shares and shareholders' equity and of cash flows for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 28, 2024

We have served as the Company’s auditor since 2023.

Starwood Credit Real Estate Income Trust

Consolidated Balance Sheet

(in thousands, except for share and per share data)

As of December 31, 2023
ASSETS
Cash and cash equivalents	$777
Loans receivable, at fair value	158,288
Accrued interest receivable	214
Total assets	$159,279
LIABILITIES AND EQUITY
Loans payable, at fair value	$120,196
Due to advisor	4,497
Interest payable	305
Distribution payable	246
Accrued expenses and other liabilities	140
Total liabilities	125,384

Commitments and contingencies (Note 6)	-
Redeemable common shares - Class E shares, par value $0.01 per share; 1,603,050 shares issued and outstanding	32,199
Equity
Common shares - Class S shares, par value $0.01 per share; 259,750 shares issued and outstanding	3
Common shares - Class I shares, par value $0.01 per share; 67,050 shares issued and outstanding	1
Additional paid-in capital	3,683
Accumulated deficit and cumulative distributions	(1,991)
Total shareholders' equity	1,696
Total liabilities, redeemable common shares, and equity	$159,279

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Consolidated Statement of Operations

(in thousands, except for share and per share data)

For the period July 14, 2023 (date of initial capitalization) through December 31, 2023
Revenues
Interest income	$1,225
Other revenue	1,794
Total Revenue	3,019
Expenses
Professional fees	893
Organization costs	888
Interest expense	861
Financing fees	694
General and administrative	20
Total Expenses	3,356
Unrealized loss from operations and financing
Unrealized loss on loans receivable	(1,712)
Unrealized gain on loans payable	304
Total unrealized loss from operations and financing	(1,408)
Net loss	$(1,745)
Net loss per common share, basic	$(4.99)
Net loss per common share, diluted	$(4.99)
Weighted-average common shares outstanding, basic	349,868
Weighted-average common shares outstanding, diluted	349,868

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at July 14, 2023 (date of initial capitalization)	$—	$—	$—	$—	$—	$—
Common shares issued	32,061	3	1	6,565	—	6,569
Offering costs	—	—	—	(2,749)	—	(2,749)
Amortization of share grants	5	—	—	—	—	-
Net income (loss)	—	—	—	—	(1,745)	(1,745)
Remeasurement of redeemable common shares	133	—	—	(133)	—	(133)
Distributions declared on common shares	—				(246)	(246)
Balance at December 31, 2023	$32,199	$3	$1	$3,683	$(1,991)	$1,696

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Consolidated Statement of Cash Flows

(in thousands)

For the period July 14, 2023 (date of initial capitalization) through December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,745)
Adjustments to reconcile net loss to net cash provided by operating activities
Unrealized gain on loans payable	(304)
Unrealized loss on loans receivable	1,712
Financing fees	694
Amortization of share grants	5
Change in assets and liabilities
Increase in due to advisor	1,781
Increase in other assets	(214)
Increase in other liabilities	445
Net cash provided by operating activities	2,374

CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination activity	(160,000)
Net cash used in investing activities	(160,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under debt facility	120,500
Borrowings under bridge loan	125,750
Financing fees	(694)
Repayments of bridge loan	(125,750)
Contributions received from shareholders	38,629
Offering costs	(32)
Net cash provided by financing activities	158,403

Net change in cash and cash equivalents	777
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$777

Supplemental disclosure of cash flow information:
Cash paid for interest	$555

Non-cash activities:
Accrued shareholder servicing fee due to affiliate	$422
Accrued offering costs due to affiliate	2,294
Distribution payable	246

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company”) was formed on June 28, 2023 as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are expected to be primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company is externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings and together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. Management believes it has made all necessary adjustments, so that the financial statements are presented fairly.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at December 31, 2023 consists of demand deposits and money market fund investments. Cash is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value options are recorded in Loans receivable, at fair value and Loans payable, at fair value on the consolidated balance sheet. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares (including redeemable common shares) of beneficial interest, par value $0.01 per share (“common shares”).

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s consolidated balance sheet from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the consolidated statement of operations within Other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the consolidated statement of operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Revenue Recognition

Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. For loans where we do not elect the fair value option, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elect the fair value option, origination fees and direct loan costs are recorded directly in income on the consolidated statement of operations within Other revenue and are not deferred. As December 31, 2023 the Company has elected the fair value option for its outstanding loan.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded on the Company’s Statement of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the initial closing of the continuous private offering (the “continuous private offering”). The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the continuous private offering.

As of December 31, 2023, the Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.3 million and organization costs of $0.9 million. Such costs became the Company’s liability on December 1, 2023, the date of the initial closing of the Company’s continuous, blind pool private offering. These organization and offering costs are recorded as a component of Due to Advisors on the Company’s consolidated balance sheet as of December 31, 2023. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a shareholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no shareholder servicing fee with respect to Class I or Class E shares.

The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2023:

	Class T Common Shares	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.5%	Up to 1.5%	-	-
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	-	-

For Class T shares sold in the continuous private offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class S shares sold in the continuous offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. Upfront selling commissions and dealer manager fees are not paid on common shares issued through the Company’s distribution reinvestment plan.

The Dealer Manager is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such shareholder servicing fee includes, an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2023, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

Operating Expenses

The Advisor has agreed to advance certain of the Company’s operating expenses through the first anniversary of the date of the initial closing of the continuous private offering. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the initial closing of its continuous private offering. Operating expenses incurred after the first anniversary of the initial closing of its private offering will be paid by the Company as incurred. Operating expenses are recorded within Professional fees on the Company's consolidated statement of operations and are expensed as incurred. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheet. As of December 31, 2023, the Advisor had incurred operating costs on the Company’s behalf of $0.9 million recorded as a component of Due to Advisors on the Company’s consolidated balance sheet.

Income Taxes

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2023. Since the Company expects to qualify for taxation as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even though the Company expects to qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the period ended December 31, 2023, the Company granted 3,002 restricted Class E shares to its independent trustees with a fair value of $60,040 based on the NAV per share as of December 1, 2023 that vest one year from the date of grant and recognized compensation expenses for $5,003. None of the shares granted to the trustees have vested as of the end of December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of December 31, 2023, the Company's assets included one CRE loan. Refer to Note 3- “Investment in Loans Receivable” for additional information.

Recent Accounting Pronouncements

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our fiscal year ending December 31, 2024 and interim quarters beginning in 2025, with early adoption permitted. It must be retrospectively applied to all prior periods presented. We do not expect this ASU will have a material impact on the Company.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. We do not expect this ASU will have a material impact on the Company’s income tax disclosures.

3. Investment in Loans Receivable

As of December 31, 2023, the Company's held for investment loan portfolio was as follows (amounts in thousands):

Description	Location	Origination Date	Face Amount	Fair Value	Stated Rate	Payment Terms	Maturity Date
Individually Specific Mortgage Loans
Multifamily	Hayward, CA	11/30/2023	$160,000	$158,288	Term SOFR +3.25%	I/O	12/9/2028

4. Loans Payable

The following table presents the value of debt securities as of the period ended December 31, 2023 (amounts in thousands):

Description	Weighted Average (All In) Interest Spread	Maximum Facility Size	Face Amount	Carrying Amount of Debt	Collateral Value	Fair Value of Collateral	Interest Rates	Payment Terms	Maximum Maturity Date
Debt Facility	2.50%	$250,000	$120,500	$120,196	$160,000	$158,288	Term SOFR Reference Rate	Monthly	12/14/2028
		$250,000	$120,500	$120,196	$160,000	$158,288

On December 14, 2023, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Citibank of up to $250 million (the “Facility”). As of December 31, 2023, the Company was permitted to borrow up to $128 million under the terms of the Repurchase Agreement.

Advances under the Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the Repurchase Agreement) for a one-month period plus a margin as agreed upon by Citibank and the Company for each transaction. The maturity date of the Facility is December 14, 2025, subject to three (3) one (1) year extension options, subject to satisfaction of certain customary conditions.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

In connection with the Repurchase Agreement, the Company provided a Guaranty (the “Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company (the “Sellers”) under the Repurchase Agreement. The Guaranty may become full recourse to the Company upon the occurrence of certain events as described in the Guaranty.

The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of December 31, 2023 the Company is in compliance with all covenants.

On November 30, 2023, we entered into a credit agreement with Starwood Capital Group Management L.LC. The agreement provided for maximum borrowings of $148 million. We incurred interest on the loan at a rate based on the one-month Term SOFR plus 2.5%. The sole draw of $125.8 million under the agreement was executed on November 30, 2023 and the proceeds were used to originate a first mortgage loan and mezzanine loan on a single property. The loan was subsequently paid off in two installments with the last being $120.5 million on December 20, 2023 when the remaining debt balance was refinanced with proceeds from the Repurchase Agreement (as defined above). The interest accrued and paid on this loan was $0.6 million.

5. Accrued Expenses and Other Liabilities

The following table summarizes the components of accrued liabilities and other expenses (amounts in thousands):

December 31, 2023
Deposit liability	$125
Trustee compensation payable	15
Total accrued expenses and other liabilities	$140

6. Commitments and Contingencies

As of December 31, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

7. Redeemable Common Shares

As of July 14, 2023, the Company was authorized to issue an unlimited number of shares classified as common shares, par value $0.01 per share. The Company was capitalized through the purchase by Starwood Real Estate Income Holdings, L.P. of 50 common shares for an aggregate purchase price of $1,000. On December 1, 2023, the Company amended its Declaration of Trust, pursuant to which the Company is authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, including an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, and an unlimited number of shares classified as Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share.

On November 30, 2023, in connection with the Initial Capitalization (as defined below), the Company issued an aggregate of 1,575,000 of its common shares to Starwood Real Estate Income Holdings, L.P., an affiliate of the Advisor (“Starwood RE Income Holdings”) at a price per share of $20.00 for an aggregate purchase price of $31.5 million (which were subsequently changed into Class E shares in connection with the Company’s amended Declaration of Trust). Additionally, on December 1, 2023, the Company issued 28,000 Class E shares to other affiliates of Starwood Capital and investors eligible to purchase Class E shares at a price per share of $20.00 for an aggregate purchase price of $0.6 million in its continuous, blind pool private offering. As of December 31, 2023, 1,603,050 Class E shares are issued and outstanding.

At December 31, 2023, all issued and outstanding Class E shares are classified in temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization (as defined below), the Company is required to repurchase such shares upon the request of the holder following the Applicable Liquidity Date (as defined below), subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of management fees and/or performance fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the advisory agreement. The redeemable common shares are subsequently adjusted to equal what the redemption amount would be as if redemption were to occur at the reporting date. As of December 31, 2023, the redeemable common shares are remeasured using the NAV per share as of December 31, 2023 with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $20.00 (the “Initial Capitalization”). Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the earlier of (a) the first date that our NAV reaches $1 billion and (b) the second anniversary of the initial closing of our continuous private offering, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, at least the second anniversary of the initial closing of our private offering and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following the initial closing of our continuous private offering (such date, the “Applicable Liquidity Date”).

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Distributions

On December 29, 2023, the Company declared a net distribution of $0.1292 per Class E share to shareholders of record as of the close of business on December 31, 2023.

8. Shareholders' Equity

Authorized Capital

As of July 14, 2023, the Company was authorized to issue an unlimited number of shares classified as common shares, par value $0.01 per share. On December 1, 2023, the Company amended its Declaration of Trust, pursuant to which the Company is authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, including an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, and an unlimited number of shares classified as Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The Company has initiated a continuous, blind pool private offering, pursuant to which it is offering and selling its common shares to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended), including common shares classified as Class T shares, Class S shares, Class D shares, Class I shares and Class E shares. The share classes have different upfront selling commissions and ongoing shareholder servicing fees. The initial per share purchase price for shares of the Company’s common shares in the continuous private offering was $20.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Common Shares

On October 31, 2023, the Company commenced its continuous, blind pool private offering of an unlimited number of its common shares.

On December 1, 2023, in connection with the Company’s continuous, blind pool private offering, the Company sold 259,750 Class S shares and 67,050 Class I shares, in addition to 28,000 Class E shares, as discussed in Note 7 – “Redeemable Common Shares” for aggregate consideration of approximately $7.1 million at a price per share equal to $20.00 plus applicable upfront selling commissions and dealer manager fees.

Share Repurchase Plan

The board of trustees has adopted a share repurchase plan and expects to commence the share repurchase plan for the quarterly repurchase period ending March 31, 2024, which is the first full calendar quarter following the initial closing of the continuous private offering. Pursuant to the share repurchase plan, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The aggregate NAV of total repurchases of Class T shares, Class S shares, Class D shares, and Class I shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares) under the share repurchase plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Advisor pursuant to the Advisory Agreement will not be subject to these repurchase limitations.

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

The board of trustees designated the following persons as “Key Persons” under the share repurchase plan: Barry Sternlicht, Jeffrey Dishner, Ellis Rinaldi, Dennis Schuh and any individual that replaces such persons. The share repurchase plan provides that if two or more Key Persons are no longer actively involved in the business and activities of Starwood Capital, or are otherwise unable or unwilling to exercise the authority and discharge those day-to-day management responsibilities with respect to Starwood Capital as are currently exercised and discharged by such Key Person(s) (such inactivity, inability or unwillingness, “Inactivity”), and Starwood Capital has not appointed one or more replacements who will fulfill substantially all of the duties of one of such Key Persons within 90 days from the date such Inactivity began (meaning, for the sake of clarity, that one Key Person’s responsibilities may remain unfilled for longer than 90 days) (a “Key Person Triggering Event”), then the Early Repurchase Deduction is waived with respect to shares that have been purchased in the 12 months preceding the expiration of five business days after the disclosure by the Company of the occurrence of such Key Person Triggering Event (“Disclosure Date”) as set forth herein. If the Disclosure Date is (x) at least one (1) business day prior to the date upon which the transaction price is made available during a quarter-ending month, the Early Repurchase Deduction shall be waived through the first repurchase date or (y) on or following the date upon which the transaction price is made available during a quarter-ending month, the Early Repurchase Deduction shall be waived through the next two (2) repurchase dates. The waiver of the Early Repurchase Deduction set forth in this paragraph will not apply to shares acquired through our distribution reinvestment plan.

Under the share repurchase plan, our board of trustees may amend, suspend or terminate the share repurchase plan at any time if it deems such action to be in our best interest. As a result, share repurchases may not be available each quarter.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

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

Distributions

On December 29, 2023, the Company declared a net distribution of $0.1148 per Class S share and $0.1292 per Class I share, in each case, to shareholders of record as of the close of business on December 31, 2023. The declared distribution will be treated as a distribution in 2024 and the tax classification of that amount will be dependent on the Company's taxable income in 2024.

9. Fair Value

GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level III—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Valuation Process

We have valuation control processes in place to validate the fair value of the Company’s financial assets and liabilities measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.

Pricing Verification—We use recently executed transactions, other observable market data such as exchange data, broker/dealer quotes, third party pricing vendors and aggregation services for validating the fair values generated using valuation models. Pricing data provided by approved external sources is evaluated using a number of approaches; for example, by corroborating the external sources’ prices to executed trades, analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third party pricing source (or originating sources used by the third party pricing source) is in the market.

Unobservable Inputs—Where inputs are not observable, we review the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs.

Any changes to the valuation methodology will be reviewed by our management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value could result in a different estimate of fair value at the reporting date.

Fair Value on a Recurring Basis

We determine the fair value of our financial assets and liabilities measured at fair value on a recurring basis as follows:

We measure the fair value of our loans receivable and loans payable using a discounted cash flow analysis unless observable market data is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, we have determined that the fair values of loans receivable and loans payable valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Fair Value Disclosure

The following table presents our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheet by their level in the fair value hierarchy as of December 31, 2023 (amounts in thousands):

December 31, 2023
	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	-	-	$158,288
Total			$158,288

Financial Liabilities:
Loans payable, at fair value	-	-	$(120,196)
Total	-	-	$(120,196)

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy (amounts in thousands):

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Financial Assets:
Loans receivable, at fair value	$158,288	Discounted cash flow	Discount Rate	9.06%
Financial Liabilities:
Loans payable, at fair value	$(120,196)	Discounted cash flow	Discount Rate	7.97%

10. Related Party Transactions

The Company entered into an advisory agreement (the “Advisory Agreement”) with the Advisor. Pursuant to the Advisory Agreement between the Company and the Advisor, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor will be paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on our common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction (as defined in the Advisory Agreement). The Advisor has agreed to waive its Management Fee for the first 3 months following the initial closing of our continuous private offering. As of December 31, 2023, no management fee was earned.

The Advisor may be entitled to receive a performance fee (the "Performance Fee”) which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. For purposes of the Performance Fee, “adjusted capital” means cumulative net proceeds generated from sales of our Class T shares, Class S shares, Class D shares and Class I shares (including proceeds from our distribution reinvestment plan) reduced for distributions from dispositions of our investments paid to Class T, Class S, Class D and Class I shareholders and amounts paid to Class T, Class S, Class D and Class I shareholders for share repurchases pursuant to our share repurchase plan. The Advisor will not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once our Core Earnings exceed the Annual Hurdle Rate, the Advisor is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor is entitled to receive 12.5% of our Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. The Company does not pay the Advisor a Performance Fee on Class E shares. To the extent that the Advisor elects to receive any portion of the Performance Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction (as defined in the Advisory Agreement). As of December 31, 2023, no performance fee was earned.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Due to Advisor

The Company may retain certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters.

The following table details the components of due to advisor ($ in thousands):

December 31, 2023
Accrued operating costs	$893
Accrued organization costs	888
Accrued offering costs	2,294
Accrued shareholder servicing fees	422
Total	$4,497

Accrued operating costs

The Advisor incurred operating costs on the Company’s behalf of $0.9 million. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the continuous private offering.

Accrued organization and offering costs

The Advisor incurred $3.2 million, of organization and offering costs (excluding upfront selling commissions, dealer manager fees and shareholder servicing fees), consisting of organization costs of $0.9 million and offering costs of $2.3 million on behalf of the Company through December 31, 2023. The organization costs are recorded on the consolidated statement of operations and the offering costs are charged to equity. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the continuous private offering.

Accrued shareholder servicing fees

As described in Note 2 – "Summary of Significant Accounting Policies", the Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares.

Starwood Capital Group Bridge Loan

On November 30, 2023, we entered into a credit agreement with Starwood Capital Group Management L.LC. The agreement provided for maximum borrowings of $148 million. We incurred interest on the loan at a rate based on the one-month Term SOFR plus 250 basis points. The sole draw of $125.8 million under the agreement was executed on November 30, 2023. The loan was subsequently paid off in two installments with the last being $120.5 million on December 20, 2023, when the remaining debt balance was refinanced with proceeds from the Repurchase Agreement. The interest accrued and paid on this loan was $0.6 million.

11. Net Loss Per Share

Net loss per common share for the period since the date of initial capitalization through December 31, 2023, is computed as follows (in thousands, except for share and per share data):

Basic:
Net loss attributable to Starwood Credit Real Estate Income Trust	$(1,745)
Weighted-average shares of common stock outstanding, basic	349,868
Basic net loss per common share	$(4.99)
Diluted:
Net loss attributable to Starwood Credit Real Estate Income Trust	$(1,745)
Weighted-average shares of common stock outstanding, diluted	349,868
Diluted net loss per common share	$(4.99)

For the year ended December 31, 2023, unvested Class E common shares awarded to the Company's independent trustees are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

12. Economic Dependency

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

13. Subsequent Events

On February 9, 2024, the Company originated a $93.8 million floating rate first mortgage loan collateralized by two adjacent multifamily assets that are operated together as one property in Houston, TX. The initial term of the loan is two years and the loan also features three one-year extension options subject to satisfaction of certain predefined conditions.

Subsequent to December 31, 2023, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	1,699,307	$34,420
Class I Common Shares	798,559	15,998
Class E Common Shares	24,934	500
Total	2,522,800	$50,918

Subsequent to December 31, 2023 the Company also issued the following shares under the distribution reinvestment plan (“DRIP”) (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	10,125	$203
Class I Common Shares	2,935	59
Class E Common Shares	301	6
Total	13,361	$268

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act of 1934), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We operate under the direction of our board of trustees. Our board of trustees is currently comprised of five trustees, three of whom are independent trustees, as defined by our Declaration of Trust. A description of definition of “independent trustee” is found in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Trustee Independence” below.

Trustees and Executive Officers

Information regarding our trustees and executive officers are set forth below:

Name	Age*	Position	Position Held Since
Barry S. Sternlicht	63	Executive Chairperson	2023
John P. McCarthy	62	Chairperson of the Board	2023
Dennis G. Schuh	52	Trustee, Chief Executive Officer and President	2023
Marc A. Fox	63	Chief Financial Officer	2023
Rachel O. Zane	35	Secretary	2023
Zachary H. Tanenbaum	40	Chief Operating Officer and Head of Investor Relations	2023
Peggy Lamb	59	Independent Trustee	2023
Jay N. Levine	62	Independent Trustee	2023
Cyrus D. Walker	56	Independent Trustee	2023

* As of December 31, 2023

Each trustee will hold office until his or her death, resignation, removal, disqualification or adjudication of legal incompetence or the election and qualification of his or her successor. The address for each of our trustees is c/o 2340 Collins Avenue, Miami Beach, Florida, 33139.

Each officer holds office at the pleasure of our board of trustees until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal.

Biographical Information

Barry S. Sternlicht has served as the Executive Chairperson since our formation in June 2023. He founded Starwood Capital, a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with approximately $115 billion in assets under management as of December 31, 2023 and has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1991. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality. He serves as the Chairman of the board of directors of Starwood Real Estate Income Trust, Inc. and Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust and the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor. Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several notable public market transactions to enhance the scale of the Starwood Capital platform, including the creation and expansion of Starwood Property Trust, the consolidation of Starwood Hotels & Resorts Worldwide, Inc. (formerly NYSE: HOT) (“HOT”), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT. During his tenure as Chief Executive Officer, HOT’s market capitalization grew to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American and ITT Corp., and led the development of the W Hotel concept. Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lytro, a developer of light-field cameras, and Lyric, a hospitality platform for business travelers. Mr. Sternlicht serves on the Board of Directors of The Estée Lauder Companies (NYSE: EL), Cano Health Inc. (NYSE: CANO) and LOG Commercial Properties e Participacoes SA. Mr. Sternlicht previously served as a director to Invitation Homes (NYSE: INVH) from 2014 to 2020. Mr. Sternlicht is a Founder of Jaws Mustang Acquisition Corporation (NYSE: JWSM.UN), Jaws Hurricane Acquisition Corp. (NASDAQ: HCNE) and Jaws Juggernaut Acquisition Corporation (NASDAQ: JUGG), blank check companies listed on either the New York Stock Exchange or NASDAQ. Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH), iStar (NYSE: STAR) and Baccarat S.A., a crystal maker headquartered in Baccarat, France. He also previously served on the Board of Directors of Restoration Hardware (NYSE: RH), Vesper Healthcare Acquisition Corp. (NASDAQ: VSPR), A.S. Roma and Equity Residential. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University and earned an M.B.A. with distinction from Harvard Business School.

John P. McCarthy Jr. has served as a trustee since our formation in June 2023 and is the Chairperson of our board of trustees. Mr. McCarthy has also served in several roles at Starwood Real Estate Income Trust, Inc., including Vice Chairman since May 2023 and as a member of the board of directors since November 2017. Mr. McCarthy previously served as Starwood Real Estate Income Trust, Inc.’s Chief Executive Officer from its formation in June 2017 until May 2023 and as President from June 2017 until January 2021. Mr. McCarthy has served on the Advisor’s Investment Committee since November 2017. Mr. McCarthy has served as Managing Director of Starwood Capital since July 2015, where he was responsible for managing and expanding relationships with Starwood Capital’s investors around the world. Mr. McCarthy previously served as Global Head of Asset Management for Starwood Capital from March 2009 to May 2012, during which time he also served on Starwood Capital’s Investment Committee. Prior to rejoining Starwood Capital, Mr. McCarthy served as Deputy Head of Europe for the Abu Dhabi Investment Authority (“ADIA”) from June 2012 to May 2015. During this time, Mr. McCarthy served on ADIA’s Executive and Global Strategy committees. Prior to this, Mr. McCarthy served as Global Co-Head of Asset Management for Lehman Brothers Real Estate Private Equity from June 2005 to February 2009 and was a Partner at O’Connor Capital Partners (“O’Connor”) and the Co-Head of the Europe Business. Prior to joining O’Connor, Mr. McCarthy worked for GE Capital where he held a variety of positions, including managing the firm’s real estate investing activities across Central Europe. Mr. McCarthy has previously served on several boards throughout his career, including ERE, a Paris, France based developer of European Shopping Malls, Deutsche Annington, a listed German based residential rental platform encompassing more than 180,000 units and McCarthy & Stone, formerly the UK’s largest developer of homes for seniors. Mr. McCarthy received a B.S. in Finance from the University of Connecticut, and an M.B.A. from Fordham University.

Mr. McCarthy provides our board of trustees with extensive investment management experience, particularly related to international markets and operating platforms.

Dennis G. Schuh has served as our Chief Executive Officer and President since our formation in June 2023 and a trustee since November 2023. Mr. Schuh has also served as the Chief Originations Officer of Starwood Property Trust since February 2016. In this role, Mr. Schuh is responsible for national originations, including senior debt, mezzanine and preferred equity investments. Prior to joining Starwood Property Trust in 2016, Mr. Schuh was a Managing Director for J.P. Morgan from 1997 to February 2016, where he held several roles as head of CMBS Banking/Origination and head of CMBS Capital Markets. Before joining J.P. Morgan in 1997, Mr. Schuh worked at Fitch Ratings where he rated CMBS and REITs. He served on the Board of Governors for the CRE Finance Council from 2006 to 2008 and on its Executive Committee from 2007 to 2008. Mr. Schuh graduated from Georgetown University with a B.S. in Business Administration with a degree in Finance.

Mr. Schuh provides our board of trustees with extensive real estate debt investment and investment management experience.

Marc A. Fox has served as our Chief Financial Officer since October 2023. Mr. Fox has served as a consultant for Starwood Capital periodically since January 2023. Prior to consulting for Starwood Capital, Mr. Fox served as the Chief Financial Officer for Greystone & Co from June 2021 to November 2022, where he was responsible accounting and financial reporting. Prior to his time at Greystone & Co, Mr. Fox was the Chief Financial Officer at Ladder Capital Finance (NYSE: LADR) from November 2008 to May 2021, where he was responsible for accounting, financial reporting and tax functions, among other things. Before joining Ladder Capital Finance, Mr. Fox served as Executive Vice President and Treasurer of GMAC Commercial Mortgage and Capmark Financial Group from August 1997 to November 2008, where he was responsible for all cash and debt management, asset and liability management, accounts payable and banking relationships. Mr. Fox received a B.S. degree in economics and a M.B.A. from The Wharton School at the University of Pennsylvania.

Rachel O. Zane has served as our Secretary since August 2023. Ms. Zane has served as an attorney for Starwood Capital since June 2022. In this role, Ms. Zane is responsible for overseeing transactional, asset management and other corporate legal matters for Starwood affiliated investment vehicles. Prior to joining Starwood Capital in 2022, Ms. Zane practiced corporate real estate law at Simpson Thacher & Bartlett LLP from September 2015 to May 2022. Ms. Zane received a B.S. from the University of Virginia, a M.S. from the University of Pennsylvania and a J.D. from Columbia Law School. She is licensed to practice law in New York.

Zachary H. Tanenbaum has served as our Chief Operating Officer since December 2023 and Head of Investor Relations since October 2023. Mr. Tanenbaum has also served as a Managing Director and Head of Investor Strategy for Starwood Property Trust since April 2014. In this role, Mr. Tanenbaum is responsible for cultivating and managing the company’s relationships with the global investment and analyst communities. Prior to joining Starwood Property Trust in 2014, Mr. Tanenbaum served as a Senior Analyst at Wesley Capital Management, a long/short real estate securities hedge fund. In this role, he generated investment ideas across the REIT, real estate operating company, specialty finance and homebuilding sectors. He previously served in senior sell-side equity research positions at FBR Capital Markets and MLV & Co. Mr. Tanenbaum received a B.S. degree from Cornell University and an M.S. degree in real estate, with a concentration in finance and investment, from New York University.

Peggy Lamb has served as an independent trustee since November 2023. Ms. Lamb has also served as a member of the board of directors of Starwood Real Estate Income Trust, Inc. since January 2021. Since 2017, she has served as a Managing Director of Halstatt, LLC, where she is a principal at Halstatt Real Estate Partners, a real estate investment fund. In her role, Ms. Lamb is responsible for originating, structuring, underwriting, and closing real estate investments, as well as managing an existing diverse investment portfolio across multiple asset types. Ms. Lamb worked at Goldman Sachs from 1990 to 2005 and served in a number of management roles including as COO for Investment Banking Real Estate Department and Chief of Staff for the Financing Group. Ms. Lamb received an M.B.A. from Harvard Business School and a B.S. from the University of Illinois.

Ms. Lamb’s investment banking and real estate experience brings valuable knowledge to our board of trustees.

Jay N. Levine has served as an independent trustee since November 2023. Mr. Levine has served as a Senior Adviser at Warburg Pincus, a leading global growth investor in private equity, real estate and capital solutions strategies, since October 2023. Mr. Levine’s distinguished operating track record and leadership experience within public and private financial services markets spans over 30 years. From December 2020 to May 2022, Mr. Levine served as Chief Executive Officer of Cascade Acquisition Corp (NYSE: CAS), an incorporated blank check company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Between March 2011 and December 2020, Mr. Levine served as Chairman of the Board (June 2018 – December 2020) and President and Chief Executive Officer (March 2011 – September 2018) of OneMain Financial (NYSE: “OMF”, f.k.a. “Springleaf”), a provider of personal loans and other financial services to consumers. Prior to OneMain, Mr. Levine served as President, CEO and a Director of Capmark Financial Group (“Capmark”), a commercial real estate finance company, as part of its corporate restructuring from 2008 until 2011. From 2000 until 2008, Mr. Levine served as President, CEO and a member of the Board of Directors of Royal Bank of Scotland (“RBS”) Global Banking & Markets in North

America, as well as CEO of its predecessor entity, RBS Greenwich Capital. Additionally, from November 2019 through August 2020, Mr. Levine served on the Board of Directors of FinServ Acquisition Corp. (NASDAQ: FSRV), a SPAC focused on the financial services industry. Mr. Levine earned a bachelor’s degree from the University of California Davis.

Mr. Levine’s broad deal sourcing network, long-term operating expertise, M&A diligence and integration prowess and deep industry domain knowledge of the broader financial services ecosystem bring valuable knowledge to our board of trustees.

Cyrus D. Walker has served as an independent trustee since November 2023. Since August 2023, Mr. Walker has served as a Strategic Advisor for Fifth Down Capital, an investment firm that focuses on private companies in the global internet, software, consumer and fintech industries, where he advises on strategic leveraging of networks to actively create and enhance opportunities aligning with the firm's mission to invest in generational companies. Since February 2022, Mr. Walker has been a principal at Discovery Land Company, a U.S.-based real estate developer and operator of private communities and resorts. In addition, Mr. Walker has been an operating partner at Vistria Group, a private equity investment firm, and has served as a director for The Mather Group, an investment advisory firm and affiliate of Vistria Group since January 2022. Mr. Walker has served as a director for Flores & Associates LLC since August 2022, also a Vistria Group affiliated company. From April 2018 to March 2022, Mr. Walker served as the founder and Chief Executive Officer of The Dibble Group, an insurance brokerage and consulting firm. From January 2000, Mr. Walker served in several roles at Nemco Group, LLC, an insurance brokerage and consulting firm, including serving as its Co-Chief Executive Officer until April 2012, when it was acquired by a subsidiary of NFP Corp., a multi-national insurance brokerage and consulting business. Mr. Walker also founded and served as Chief Executive Officer of OSI Benefits, an insurance brokerage consulting firm and division of Opportunity Systems, Inc., from 1995 to January 2000. Mr. Walker has served as a director of Houlihan Lokey, Inc. since November 2020 and Chair of the Nominating and Corporate Governance Committee since January 2021, as a director of APi Group Corporation since October 2019 and Chair of the Nominating and Corporate Governance Committee of APi Group Corporation since March 2021, and has served on the board of directors of privately held jewelry company, Kendra Scott, LLC, since May 2021. Mr. Walker was previously a director of Arbor Rapha Capital Bioholdings Corp. I, a blank check company from March 2021 to March 2023. Mr. Walker received a B.A. from Colorado College.

Mr. Walker’s executive experience and service on other corporate boards brings valuable knowledge to our board of trustees.

Leadership Structure and Oversight Responsibilities

Our board of trustees is responsible for supervising our business. However, pursuant to our Bylaws, our board of trustees may delegate some of its powers to one or more committees as deemed appropriate by our board of trustees, provided that each committee consists of at least a majority of independent trustees.

Our board of trustees currently has an Audit Committee (as defined below) and may form additional committees in the future.

Audit Committee

The audit committee of the board of trustees (the “Audit Committee”) is composed of Jay N. Levine and Peggy Lamb, with Mr. Levine serving as chairperson of the Audit Committee. Mr. Levine and Ms. Lamb meet the independence standards and financial literacy requirements for service on an audit committee of a board of trustees pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance, and Mr. Levine is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.

The Audit Committee operates pursuant to its charter, which was approved by our board of trustees. The charter sets forth the responsibilities of the Audit Committee, which will include, oversight of the following:

•
our accounting and financial reporting processes;
•
the integrity of our financial statements and other financial information provided by the Company to its shareholders, the public and others;
•
our compliance with legal and regulatory requirements;
•
the qualifications and independence of our independent auditors; and
•
the performance of our internal and independent auditors.

In addition, the Audit Committee determined the selection, appointment, retention and termination of the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The Audit Committee also will approve all audit and non-audit services provided by the independent public accountants to us and certain other persons and the fees we pay for these services.

The Audit Committee adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The Audit Committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints.

Corporate Governance

The individuals who serve as our executive officers have certain responsibilities arising from Maryland law and our Bylaws. These responsibilities include executing contracts and other instruments in our name and on our behalf and such other responsibilities as may be prescribed by our board of trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their responsibilities, but they are not required to devote all of their time to us.

A majority of our entire board of trustees may change the number of trustees from time to time, provided that the total number is not less than 3 and, unless our Bylaws are amended, not more than 15. For information on trustee independence, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Trustee Independence.”

For so long as Starwood Capital or its affiliate acts as investment advisor to us, Starwood Capital has the right to designate two (2) affiliate trustees for election to our board of trustees. Our board of trustees must also consult with Starwood Capital in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal by shareholders in accordance with our Declaration of Trust).

Each trustee will serve until his or her resignation, removal, death or adjudication of legal incompetence or the election and qualification of his or her successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed by the shareholders only for “cause,” and then only upon the affirmative vote of shareholders entitled to cast at least a two-thirds of all the votes entitled to be cast generally in the election of trustees. In addition, any trustee may be removed, at any time, but only for “cause” by written instrument, signed by a majority of the board of trustees. For these purposes, “cause” means, with respect to any particular trustee, conviction of a felony or a final judgment of a court of competent jurisdiction holding that such trustee caused demonstrable, material harm to us through bad faith or active and deliberate dishonesty. A vacancy on our board of trustees resulting for any reason other than removal for “cause” by the shareholders, may be filled only by a vote of a majority of the remaining trustees, or if the vacancy involved an independent trustee, by a majority vote of the remaining independent trustees (if any remaining trustees are independent trustees). A vacancy on our board of trustees resulting from removal by the shareholders for “cause” may be filled only by the shareholders.

Our board of trustees will generally meet quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees rely heavily on the Advisor and on information provided by the Advisor. As part of our trustees’ duties, our board of trustees supervises the relationship between us and the Advisor. Our board of trustees is empowered to approve the payment of compensation to trustees for services rendered to us.

Our board of trustees has adopted written policies on investments and borrowings, the general terms of which are set forth in this Annual Report on Form 10-K. Our board of trustees may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our board of trustees, including a majority of our independent trustees, will periodically review our investment policies to determine that they are in our best interest.

Code of Business Conduct and Ethics. We adopted a Code of Business Conduct and Ethics that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Advisor, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Business Conduct and Ethics, as it relates to those also covered by Starwood Capital’s code of conduct, operates in conjunction with, and in addition to, Starwood Capital’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.

Corporate Governance Guidelines. We adopted corporate governance guidelines to advance the functioning of our board and the Audit Committee and to set forth the expectations of our board of trustees as to how it and any committees should perform its and their respective functions.

Item 11. Executive Compensation

Compensation of Executive Officers

We are externally managed and have no employees. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

A description of the Advisory Agreement and fees that we pay to the Advisor is found in “Item 13 Certain Relationships and Related Transactions, and Director Independence” below.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of trustees because we do not directly compensate our executive officers or reimburse the Advisor for their compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Trustee Compensation

We compensate each of our non-employee trustees who are not affiliated with the Advisor or Starwood Capital with a $75,000 annual retainer. The chairperson of our Audit Committee is paid an additional $15,000 annual retainer. The compensation paid to non-employee trustees is intended to reflect market rates. We do not pay our trustees additional fees for attending board meetings, but we intend to reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our trustees who are affiliated with Starwood Capital, including the Advisor, do not receive additional compensation for serving on the board of trustees or committees thereof.

The following table sets forth the compensation earned by or paid to our trustees for the fiscal year ended December 31, 2023:

Name	Fees Earned if Paid in Cash(1)	Stock Award(2)	Total
John P. McCarthy	$-	$-	$-
Dennis G. Schuh	-	-	-
Peggy Lamb	-	18,760	18,760
Jay N. Levine	-	22,520	22,520
Cyrus D. Walker	-	18,760	18,760

(1) Cash earned by our trustees was not paid until January 2024 and therefore are not included within the above chart.

(2) Includes the total value in restricted stock granted to each of the independent trustees during the year ended December 31, 2023. The grants of Class E restricted shares were made on December 1, 2023 and will vest on December 1, 2024. The grants were valued based on a NAV per share of $20.00, the then-current NAV per share of our Class E shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 26, 2024, information regarding the number and percentage of shares owned by each trustee, our chief executive officer, each executive officer, all trustees and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. The address for each of the persons named below is in care of our principal executive offices at 2340 Collins Avenue, Miami Beach, Florida, 33139.

	Number of Shares Beneficially	Percent of All
Name of Beneficial Owner	Owned(1)	Shares
Trustees and Executive Officers
John P. McCarthy, Jr.	14,977	*
Dennis P. Schuh	—	*
Marc A. Fox	15,291	*
Jay N. Levine (2)	13,626	*
Peggy Lamb (2)	938	*
Cyrus D. Walker (2)	938	*

All trustees and executive officers as a group (9 persons) (3)	1,620,529	36%
5% Shareholders
Starwood Real Estate Income Holdings, L.P.(4)	1,575,050	35%

* Represents less than 1%.

(1) All shares listed in the table above are Class E shares.

(2) Each of our independent trustees received a grant of restricted Class E shares, as part of their annual compensation, on December 1, 2023, which will vest on December 1, 2024. See “Item 11. Executive Compensation—Independent Trustee Compensation.”

(3) Includes 1,575,050 Class E shares owned by Starwood Real Estate Income Holdings, L.P., which may be deemed to be beneficially owned by Mr. Sternlicht, an executive officer of the Company.

(4) Starwood Real Estate Income Holdings, L.P. is the direct holder of these Class E common shares. Starwood Real Estate Income Holdings GP, L.L.C., as the general partner of Starwood Real Estate Income Holdings, L.P., Starwood Capital Group Holdings, L.P., as the sole member of

Starwood Real Estate Income Holdings GP, L.L.C., Starwood Capital Group Holdings GP, L.L.C., as the general partner of Starwood Capital Group Holdings, L.P., BSS SCG GP Holdings, LLC, as the managing member of Starwood Capital Group Holdings GP, L.L.C., and Barry Sternlicht, as the sole owner and managing member of BSS SCG GP Holdings, LLC, may each be deemed to beneficially own shares held by Starwood Real Estate Income Holdings, L.P. The business address of the foregoing entities is 2340 Collins Avenue, Miami Beach, Florida, 33139.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Our Relationship with Our Advisor and Starwood Capital

We are externally managed by our Advisor, Starwood REIT Advisors, L.L.C., a Delaware limited liability company, which is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. The Advisor is an affiliate of Starwood Capital. We have and will continue to have certain relationships with the Advisor and its affiliates.

Advisory Agreement

Services

Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees. As discussed in Note 10 — “Related Party Transactions” to the Company’s audited financial statements as of and for the period ending December 31, 2023, certain affiliates of the Company, including the Advisor, received fees and compensation in connection with the offering and ongoing management of the assets of the Company.

Pursuant to the terms of the Advisory Agreement, the Advisor is responsible for, among other things:

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

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor will be paid a Management Fee equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on our common shares. The Advisor has agreed to waive its Management Fee for the first 3 months following the initial closing of our continuous private offering. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction.

During the year ended December 31, 2023, we incurred no management fee expense.

Performance Fee

The Advisor may be entitled to receive a Performance Fee which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. For purposes of the Performance Fee, “adjusted capital” means cumulative net proceeds generated from sales of our Class T shares, Class S shares, Class D shares and Class I shares (including proceeds from our distribution reinvestment plan) reduced for distributions from dispositions of our investments paid to Class T, Class S, Class D and Class I shareholders and amounts paid to Class T, Class S, Class D and Class I shareholders for share repurchases pursuant to our share repurchase plan. The Advisor will not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once our Core Earnings exceed the Annual Hurdle Rate, the Advisor is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor is entitled to receive 12.5% of our Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. The Company does not pay the Advisor a Performance Fee on Class E shares. To the extent that the Advisor elects to receive any portion of the Performance Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. For the avoidance of doubt, the payment of any Performance Fee will be consistent with the requirements set forth in Rule 205-3 under the Investment Advisers Act of 1940, as amended, including that the Company will be a “qualified client” as defined in Rule 205-3.

During the year ended December 31, 2023, the Advisor did not earn a performance fee.

Organization and Offering Expenses

The Advisor has agreed to advance all of the Company’s organization and offering expenses on its behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of Starwood Capital, L.L.C., a Delaware limited liability company (the “Dealer Manager”) in the performance of wholesaling activities (but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) through the first anniversary of the initial closing of our continuous private offering). The Company will reimburse the Advisor for all such advanced expenses ratably over the 60 months following the first anniversary of the initial closing of our continuous private offering. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Advisor without reimbursement from the Company. After the first anniversary of the initial closing of our continuous private offering, the Company will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of December 31, 2023, the Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.3 million and organization costs of $0.9 million. Such costs became the Company’s liability on October 31, 2023, the date the continuous private offering commenced. These organization and offering costs are recorded as a component of Due to Advisors on the Company’s consolidated balance sheet as of December 31, 2023.

Acquisition Expenses

We will reimburse the Advisor for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired or originated.

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

The Advisor has agreed to advance certain of the Company’s operating expenses on its behalf through the first anniversary of the initial closing of our continuous private offering. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following the first anniversary of the initial closing of our continuous private offering. Operating expenses incurred after the first anniversary of the initial closing of the private offering will be paid by the Company as incurred. Through December 31, 2023, we have reimbursed the Advisor $0.9 million for advanced operating costs.

Fees from Other Services of the Advisor and its Affiliates

The Company may retain certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. We have engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Trustee of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the fiscal year ended December 31, 2023, we incurred $0.1 million in services.

We have incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2023, the amounts incurred for services provided were $9,522.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Advisor and its affiliates, see Note 10 — “Related Party Transactions” to our financial statements in this Annual Report on Form 10-K.

Term and Termination Rights under the Advisory Agreement

The Advisory Agreement was approved by our board of trustees on November 10, 2023 and was entered into on December 1, 2023. Unless terminated earlier as described below, the Advisory Agreement will remain in effect for an initial period of two years from the date it first became effective, subject to an unlimited number of successive two-year renewals if approved by a majority of our board of trustees and a majority of the independent trustees.

Without payment of penalty, the Advisory Agreement may be terminated immediately by the Company (1) for “cause,” (2) upon the bankruptcy of the Advisor or (3) upon a breach of a material provision of the Advisory Agreement by the Advisor and such breach continues for a period of 30 days after written notice thereof specifying such breach and requesting that the same be remedied in such 30-day period (or 45 days after written notice of such breach if the Advisor takes steps to cure such breach within 30 days of the written notice). “Cause” is defined as fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor in connection with performing its duties under the Advisory Agreement. In addition, the Advisor may terminate the Advisory Agreement immediately upon a change of control of the Company, which will not be deemed to occur as a result of any widely distributed offering of our common shares.

In the event the Advisory Agreement is terminated, the Advisor will be entitled to receive its prorated Management Fee and Performance Fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist our board of trustees in making an orderly transition of the advisory function.

Dealer Manager Agreement

We entered into a Dealer Manager Agreement with the Dealer Manager, and we entered into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, the Dealer Manager serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of Class S shares, Class T shares, Class D shares, Class I shares and Class E shares.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the continuous private offering; however, such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the continuous private offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the continuous private offering. No upfront selling commissions or dealer manager fees are paid with respect to Class I shares and Class E shares or shares issued through the Company's distribution reinvestment plan.

In addition, we pay the Dealer Manager selling commissions over time as shareholder servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

•
with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares; however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;
•
with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares; and
•
with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares.

We will not pay a shareholder servicing fee with respect to our outstanding Class I shares or Class E shares.

We will cease paying the shareholder servicing fee with respect to any Class T shares, Class S shares or Class D shares held in a shareholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and shareholder servicing fees paid with respect to such shares would exceed any applicable limit set by a participating broker-dealer set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer at the time such shares were issued. At the end of such month, such Class T shares, Class S shares or Class D shares (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such shares.

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2023, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

Indemnification Agreements with Trustees and Officers

We entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law and our Declaration of Trust. Each indemnification agreement provides that we shall indemnify the trustee or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with the Company, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.

Sponsor Initial Capitalization and Repurchase Terms

We were capitalized through the purchase by Starwood Real Estate Income of 50 common shares for an aggregate purchase price of $1,000 on July 14, 2023. In addition, Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $20.00. Further, Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the earlier of (a) the first date that our NAV reaches $1 billion and (b) the second anniversary of the initial closing of our private offering, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, at least the second anniversary of the initial closing of our private offering and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following the initial closing of our private offering. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan and are not therefore subject to the quarterly limitation or the Early Repurchase Deduction.

Notwithstanding the foregoing, for so long as Starwood Capital or its affiliate acts as the Advisor, we will not effect any Starwood Repurchase in any quarter that the full amount of all common shares requested to be repurchased by shareholders other than Starwood Capital and its affiliates under the share repurchase plan are not repurchased or the share repurchase plan has been suspended. We may fund any Starwood Repurchase from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds, the sale of assets, and return of capital, and we have no limits on the amounts we may fund from such sources.

Potential Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Starwood Capital, including the Advisor and its affiliates. Certain of our executive officers are also executives of Starwood Capital. There is no guarantee that the policies and procedures adopted by us, the terms of our Declaration of Trust, the terms and conditions of the Advisory Agreement or the policies and procedures adopted by the Advisor, Starwood Capital and their affiliates will enable us to identify, adequately address or mitigate these conflicts of interest. Transactions between us and the Advisor or its affiliates will be subject to approval by our independent trustees. See “Item 1A. Risk Factors—Risks Related to Conflicts of Interest.”

We pay the Advisor the Management Fee regardless of the performance of our portfolio. The Advisor’s entitlement to the Management Fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We are required to pay the Advisor the Management Fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. In addition, the Advisor is entitled to receive the Performance Fee based on our achievement of target levels of “Core Earnings,” which may create an incentive for the Advisor to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation or to use substantial debt or leverage for our portfolio or make riskier or more speculative investments on our behalf than they would otherwise make in the absence of such fee. If our interests and those of the Advisor are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

Some additional examples of conflicts of interest that may arise by virtue of our relationship with Starwood Capital, including the Advisor and Starwood Capital, include:

•
Broad and Wide-Ranging Activities. The Advisor, Starwood Capital and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Starwood Capital. In the ordinary course of their business activities, the Advisor, Starwood Capital and their affiliates may engage in activities where the interests of certain divisions of Starwood Capital and its affiliates, including the Advisor, or the interests of their clients may conflict with the interests of our shareholders. Certain of these divisions and entities affiliated with the Advisor have or may have investment objectives or guidelines similar to our investment guidelines and therefore may compete with us. In particular, Starwood Capital invests in a broad range of real properties and real estate-related debt investments via numerous different investment funds, managed accounts and other vehicles.
•
Starwood Capital’s Policies and Procedures. Specified policies and procedures implemented by Starwood Capital and its affiliates, including the Advisor, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Starwood Capital’s and its affiliates’ various businesses that the Advisor expects to draw on for purposes of pursuing attractive investment opportunities. Because Starwood Capital has many different businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Starwood Capital has implemented certain policies and procedures (e.g., information walls) that may reduce the benefits that Starwood Capital expects to utilize for purposes of identifying and managing its investments. For example, Starwood Capital may come into possession of material, non-public information with respect to companies that are Starwood Capital’s and its affiliates’ advisory clients in which the Advisor may be considering making an investment. As a consequence, that information, which could be of benefit to the Advisor, might become restricted to those other businesses and otherwise be unavailable to the Advisor, and could also restrict the Advisor’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Starwood Capital has or has considered making an investment or which is otherwise an advisory client of Starwood Capital and its affiliates may restrict or otherwise limit the ability of Starwood Capital or its affiliates, including the Advisor, to engage in businesses or activities competitive with such companies.
•
Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Starwood Capital and its affiliates, including the Advisor (pursuant to the Advisory Agreement), will provide investment management and other services both to us and to other persons or entities, whether or not the investment objectives or guidelines of any such other persons or entities are similar to ours, including, without limitation, the sponsoring, closing and managing of Other Starwood Accounts.

We believe our investment objectives, guidelines and strategy are generally distinct from Other Starwood Accounts. Accordingly, Starwood Capital believes there has been to date, and expect there to continue to be, sufficient investment opportunities for us within our investment guidelines because of the scale of the CRE debt market. There is, however, overlap of our investment opportunities with certain established Other Starwood Accounts and may be similar overlap with future Other Starwood Accounts. This overlap may from time to time create conflicts of interest, which the Advisor and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with Starwood Capital’s prevailing policies and procedures.

With respect to Other Starwood Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Starwood Accounts in accordance with Starwood Capital’s prevailing policies and procedures on a basis that the Advisor and its affiliates believe to be fair and reasonable in their sole discretion, which may be on an alternating or co-invest basis subject to the following considerations: (i) any applicable investment objectives of ours and such Other Starwood Accounts (which, for us, includes our primary objective of providing current income in the form of regular, stable cash distributions to achieve an attractive distribution yield); (ii) the sourcing of the transaction; (iii) the size and nature of the investment; (iv) the relative amounts of capital available for investment by us and such Other Starwood Accounts; (v) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification (which, for us, will primarily be what we believe are lower risk loans against stabilized or core and core-plus real estate, or properties that require modest refurbishment or repositioning); (vi) avoiding allocation that could result in de minimis or odd-lot investments; (vii) any structural and operational differences between us and such Other Starwood Accounts and any applicable investment limitations (including, without limitation, exposure limits, hedging limits and diversification considerations) of us and such Other Starwood Accounts, investment limitations, parameters or contractual provisions of ours and such Other Starwood Accounts; (viii) the eligibility of us and such Other Starwood Accounts to make such investment under applicable laws; (ix) any other applicable tax, accounting, legal, regulatory compliance or operational considerations deemed relevant by the Advisor and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act) (e.g., joint venture investments between us and an Other Starwood Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant); and (x) any other requirements contained in the corporate governance documents of us and such Other Starwood Accounts and any other considerations deemed relevant by the Advisor, Starwood Capital and their affiliates in good faith. Our board of trustees (including our independent trustees) has the duty to ensure that the allocation methodology described above is applied fairly to us.

One Other Starwood Account, SEREDF II, generally targets performing debt investments related to properties in Europe and, to the extent an investment opportunity arises that satisfies both our and SEREDF II’s investment guidelines, Starwood Capital has agreed to allocate no less than 33% of such European debt opportunity to SEREDF II. The remainder of each opportunity not allocated to SEREDF II will be allocated among us and Other Starwood Accounts in accordance with the investment allocation policy described above in such manner and proportion as Starwood Capital may determine in each case in its sole discretion. The pre-determined allocation to SEREDF II (and any successor funds with the same or similar investment guidelines) may result in less of an investment opportunity being made available to us.

One Other Starwood Account, SREDS, focuses primarily on originating, acquiring, financing, and managing commercial mortgage and mezzanine loans, subordinated mortgage loans, high-yield mortgages, participations, preferred equity investments, CMBS and CLOs in the United States; however, SREDS does not generally target loans secured by core or core-plus real estate. While we believe our investment criteria to be generally distinct from SREDS, to the extent an investment opportunity arises during the commitment period of SREDS that satisfies both our and SREDS’ investment guidelines, SREDS (and select Other Starwood Accounts with similar investment criteria investing alongside SREDS) will have priority with respect to such investment opportunity, which may result in less investment opportunities being made available to us.

Other than (i) the priority granted to SEREDF II with respect to debt investment opportunities related to European real estate debt and (ii) the priority granted to SREDS with respect to real estate debt and debt-like equity investments that satisfies SREDS’ and our investment criteria during the SREDS commitment period, no Other Starwood Accounts have priority over us with respect to investment opportunities. However, Starwood Capital may in the future grant priority to additional Other Starwood Accounts.

While the Advisor will seek to manage potential conflicts of interest in a fair and reasonable manner as required pursuant to the Advisory Agreement, the portfolio strategies employed by the Advisor, Starwood Capital or their affiliates in managing the Other Starwood Accounts could conflict with the strategies employed by the Advisor in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Advisor, Starwood Capital or their affiliates may also give advice to the Other Starwood Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.

•
Corporate Opportunities. Our Declaration of Trust provides that, to the maximum extent permitted from time to time by Maryland law, (a) none of our trustees, officers or agents who is also an officer, employee or agent of Starwood Holdings or any of its affiliates is required to present, communicate or offer any business opportunity to us or any of our subsidiaries and (b) any such person shall have the right to hold and exploit any business opportunities or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person or entity other than us and our subsidiaries. In addition, our Declaration of Trust provides that we renounce our interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunity to the maximum extent permitted from time to time by Maryland law.
•
Investments in Different Levels or Classes of an Issuer’s Securities. From time to time, to the extent permitted by our Declaration of Trust, we and the Other Starwood Accounts may make investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Other Starwood Accounts. Such investments may conflict with the interests of such Other Starwood Accounts in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. While Starwood Capital will seek to resolve any such conflicts in a fair and equitable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Other Starwood Accounts, such transactions are not required to be presented to our board of trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and any conflicts may not be resolved in our favor.
•
Pursuit of Differing Strategies. At times, the investment professionals employed by the Advisor or its affiliates and other investment vehicles affiliated with the Advisor or Starwood Capital may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds or investment vehicles for which he or she exercises investment responsibility, or may decide that certain of the accounts, clients, entities, funds or investment vehicles should take differing positions with respect to a particular security. In these cases, the investment professionals may place separate transactions for one or more accounts, clients, entities, funds or investment vehicles which may affect the market price of the security or the execution of the transaction, or both, to the detriment or benefit of one or more other accounts, clients, entities, funds or investment vehicles. For example, an investment professional may determine that it would be in the interest of another account to sell a security that we hold long, potentially resulting in a decrease in the market value of the security held by us.
•
Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to the Advisor or its affiliates differ among the accounts, clients, entities, funds or investment vehicles that it manages. If the amount or structure of the Management Fee and the Performance Fee or the Advisor’s or its affiliates’ compensation differs among accounts, clients, entities, funds or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), the Advisor might be motivated to help certain accounts, clients, entities, funds or investment vehicles over others. Similarly, the desire to maintain assets under management or to enhance the Advisor’s performance record or to derive other rewards, financial or otherwise, could influence the Advisor or its affiliates in affording preferential treatment to those accounts, clients, entities, funds or investment vehicles that could most significantly benefit the Advisor or its affiliates. The Advisor may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds or investment vehicles. Additionally, the Advisor or its affiliates might be motivated to favor accounts, clients, entities, funds or investment vehicles in which it has an ownership interest or in which Starwood Capital or its affiliates have ownership interests. Conversely, if an investment professional at the Advisor or its affiliates does not personally hold an investment in the fund but holds investments in other Starwood Capital affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.
•
Advisory and Other Relationships. Starwood Capital is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. In connection with its investment advisory and other businesses, Starwood Capital may come into possession of information that limits its ability to engage in potential transactions. Our activities may be constrained as a result of the inability of Starwood Capital personnel to use such information. For example, employees of Starwood Capital not serving as employees of the Advisor or its affiliates may be prohibited by law or contract from sharing information with members of Starwood Capital. We may be forced to sell or hold existing investments, as a result of investment advisory relationships or other relationships that Starwood Capital may have or transactions or investments Starwood Capital and its affiliates may make or have made. Additionally, there may be circumstances in which one or more individuals associated with Starwood Capital are precluded from providing services to the Advisor because of certain confidential information available to those individuals or to other parts of Starwood Capital. Starwood Capital may receive and retain fees, remuneration, or other profits and receive compensation from such other activities, which have the potential to create conflicts of interest and which will not be shared with us or our shareholders.

Starwood Capital has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Advisor may consider those relationships (subject to its obligations under our Declaration of Trust and the Advisory Agreement), which may result in certain transactions that the Advisor will not undertake on our behalf in view of such relationships.

•
Service Providers. Certain of our service providers (including lenders, brokers, attorneys, and investment banking firms) may be sources of investment opportunities, counterparties therein or advisors with respect thereto. This may influence the Advisor in deciding whether to select such a service provider. In addition, in instances where multiple Starwood Capital businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Starwood Capital affiliates rather than us.

In addition, it is expected that certain Starwood Capital affiliates will also provide other services in respect of our investments from time to time, including, but not limited to, operating platforms providing loan servicing and administrative corporate services. Employees of these affiliates may also act as our executive officers and may also receive performance-based compensation in respect of our investments. The fees and expenses of such Starwood Capital-affiliated service providers (and, if applicable, their employees) are borne by our investments and there is no related offset to the Management Fee we pay to the Advisor. While Starwood Capital believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize Starwood Capital to engage its affiliated service provider over a third party.

•
Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our sponsor and its affiliates and is majority owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, may provide legal services to us or the Advisor on market terms.
•
Material, Non-Public Information. We, directly or through Starwood Capital, the Advisor or certain of their respective affiliates may come into possession of material, non-public information with respect to an issuer in which we have invested or may invest. Should this occur, the Advisor may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we and the Advisor may not have access to material, non-public information in the possession of Starwood Capital that might be relevant to an investment decision to be made by the Advisor on our behalf, and the Advisor may initiate a transaction or purchase or sell an investment that, if such information had been known to it, may not have been undertaken. Due to these restrictions, the Advisor may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.
•
Possible Future Activities. The Advisor and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Advisory Agreement, the Advisor and its affiliates are not restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Advisor, Starwood Capital and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.
•
Transactions with Other Starwood Accounts and Other Affiliates. From time to time, we may enter into purchase and sale transactions with Other Starwood Accounts. Such transactions will be conducted in accordance with, and subject to, our Declaration of Trust (including the requirement that such transaction be approved by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as being fair and reasonable and on terms no less favorable than those available from unaffiliated third parties), the terms and conditions of the Advisory Agreement and our Code of Ethics and applicable laws and regulations. These requirements will also apply to transactions with Starwood Capital, any of our trustees or any affiliates thereof.
•
Other Affiliate Transactions. In connection with investments in which we participate alongside Other Starwood Accounts, we may from time to time share certain rights with such Other Starwood Accounts relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly held investments. When making any decisions related to such investments, there may be conflicting interests. The return on our investment may not be equivalent to or better than the returns obtained by Starwood Capital or its other affiliates.

Further, conflicts could arise once we and Starwood Capital or its affiliates have made our respective investments. For example, if we enter into a joint venture with an Other Starwood Account, our interests and the interests of such Other Starwood Account may conflict, for example when one joint venture partner seeks to sell the property in the joint venture but the other joint venture partner does not. In such situations, the ability of the Advisor to recommend actions in our best interests might be impaired.

Other Considerations

No Independent Advice

The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by Starwood Capital and are not the result of arm’s-length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.

Certain Business Relationships

Certain of our current trustees and officers are directors, officers or employees of the Advisor or its affiliates.

Review Approval or Ratification of Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, our bylaws and corporate policies and the Advisory Agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsor, the Advisor, our trustees or their respective affiliates. The types of transactions covered thereby include the decision to renew our Advisory Agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsor, our Advisor or any of our trustees have an interest, issuances of options and warrants and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in such transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

We have also adopted a Code of Business Conduct and Ethics that applies to each of our officers and trustees, which we refer to as “covered persons.” The Code of Business Conduct and Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Sponsor, the Advisor and their respective affiliates.

Promoters and Control Persons

The Advisor may be deemed a promoter of the Company. We expect to enter into the Advisory Agreement with the Advisor. The Advisor, for its services to us, will be entitled to receive the Management Fee and the Performance Fee in addition to the reimbursement of certain expenses. In addition, under the Advisory Agreement and Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Advisor and certain of its affiliates.

Smaller Reporting Company

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information on our ownership.

Trustee Independence

Our Declaration of Trust defines “independent trustee” as a trustee who (a) who is not an officer or employee of the Trust, any subsidiary of the Trust, or the Sponsor or its Affiliates, (b) whom the Board affirmatively determines has no material relationship with the Trust and (c) who otherwise satisfies the trustee independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time. Our Bylaws require a majority of the trustees on of our board of trustees to be “independent” trustees, except for a period of up to 60 days after the death, removal or resignation of, or other vacancy involving, an independent trustee pending the election of a successor independent trustee. Our Audit Committee charter also requires that all members of our audit committee be independent. Based upon its review, our board of trustees has affirmatively determined that each of Peggy Lamb, Jay N. Levine and Cyrus D. Walker are “independent” members of our board of trustees under all applicable standards for independence, including with respect to committee service on our audit committee by Mr. Levine and Ms. Lamb.

Item 14. Principal Accountant Fees and Services

Independent Auditors

During the period from July 14, 2023 (commencement of operations) to December 31, 2023, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2023 by our independent registered public accounting firm, PwC, were as follows (amounts in thousands):

Fiscal Year Ended
December 31, 2023
Audit fees (1)	$255
Audit-related fees (2)	—
Tax fees	103
All other fees	—
Total	$358

(1) Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements.

(2) Audit-related fees include amounts billed to us for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit, any stand-alone subsidiary audits or reviews of the financial statements, such as due diligence related to acquisition, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

The Audit Committee was advised that there were no services provided by PwC that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair PwC from maintaining its independence as our independent auditor and concluded that it was independent.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Audit Committee pre-approval policy, all audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee and must include a description of the services to be provided and a statement by the independent registered public accounting firm and our principal accounting officer confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed:
(1)
The Financial Statements of the Company. (See Item 8 above.)
(2)
Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Trust of the Company, dated June 28, 2023 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 3, 2023 and incorporated by reference herein)
3.2

Amended and Restated Declaration of Trust of the Company, dated December 1, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023 and incorporated by reference herein)

3.3	Bylaws of the Company, dated December 1, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023 and incorporated by reference herein)
4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2023 and incorporated by reference herein)
4.2*	Description of Registrant’s Securities
10.1

Dealer Manager Agreement, dated October 31, 2023, by and between Starwood Credit Real Estate Income Trust and Starwood Capital, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2023 and incorporated by reference herein)

10.2	Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.1 hereof)
10.3

Advisory Agreement, dated December 1, 2023, by and between Starwood Credit Real Estate Income Trust and Starwood Credit Advisors, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023 and incorporated by reference herein)

10.4

Subscription Agreement, dated November 13, 2023, by and between Starwood Credit Real Estate Income Trust and Starwood Real Estate Income Holdings, L.P. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2023 and incorporated by reference herein)

10.5

Independent Trustee Compensation Policy, effective as of November 10, 2023 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2023 and incorporated by reference herein)

10.6

Independent Trustee Restricted Common Share Plan, dated November 10, 2023 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2023 and incorporated by reference herein)

10.7	Form of Restricted Common Share Award Certificate (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2023 and incorporated by reference herein)
10.8

Master Repurchase Agreement, dated December 14, 2023, by and among SCREDIT Mortgage Funding Sub-1, LLC, as Seller, SCREDIT Mortgage Funding Sub-1-T, LLC, as Seller, and Citibank, N.A., as Purchaser (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2023 and incorporated by reference herein)

10.9

Guaranty, dated December 14, 2023, made by Starwood Credit Real Estate Income Trust for the benefit of Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2023 and incorporated by reference herein)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form 10 filed on October 31, 2023 and incorporated by reference herein)
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Consolidated Statement of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: March 28, 2024
	By:	/s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Trustee, Chief Executive Officer and President

POWER OF ATTORNEY

Each individual whose signature appears below hereby severally constitutes Dennis G. Schuh and Rachel O. Zane, and each of them singly, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2024	By:	/s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Trustee, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 28, 2024	By:	/s/ Marc A. Fox
Name: Marc A. Fox
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 28, 2024	By:	/s/ John P. McCarthy
Name: John P. McCarthy
Title: Chairperson of the Board
Date: March 28, 2024	By:	/s/ Peggy Lamb
Name: Peggy Lamb
Title: Independent Trustee

Date: March 28, 2024	By:	/s/ Jay N. Levine
Name: Jay N. Levine
Title: Independent Trustee

Date: March 28, 2024	By:	/s/ Cyrus D. Walker
Name: Cyrus D. Walker
Title: Independent Trustee