Form 10-Q
period 2024-03-31
Starwood Credit Real Estate Income Trust
filed 2024-05-10
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-56577

STARWOOD CREDIT REAL ESTATE INCOME TRUST

(Exact name of Registrant as specified its Charter)

2340 Collins Avenue

Maryland (State or other jurisdiction of incorporation or organization)	Miami Beach, FL 33139 (Address of principal executive offices) (Zip Code)	93-6487687 (I.R.S. Employer Identification No.)

(305) 695-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of May 10, 2024, the issuer had the following shares outstanding: 3,487,343 shares of Class S common shares, 1,634,831 shares of Class E common shares, and 2,136,163 shares of Class I common shares. There are no outstanding shares of Class T common shares or Class D common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Cash and cash equivalents	$2,957	$777
Loans receivable, at fair value	251,387	158,288
Accrued interest receivable	1,389	214
Prepaid expenses	125	—
Total assets	$255,858	$159,279
LIABILITIES AND EQUITY
Loans payable, at fair value	$164,869	$120,196
Due to advisor	7,847	4,497
Interest payable	556	305
Distribution payable	549	246
Accrued expenses and other liabilities	247	140
Total liabilities	174,068	125,384

Commitments and contingencies (Note 6)	-	-
Redeemable common shares - Class E shares, par value $0.01 per share; 1,628,286 and 1,603,050 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	32,873	32,199
Equity
Common shares - Class S shares, par value $0.01 per share; 1,969,181 and 259,750 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	20	3
Common shares - Class I shares, par value $0.01 per share; 868,544 and 67,050 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	1
Additional paid-in capital	51,179	3,683
Accumulated deficit and cumulative distributions	(2,291)	(1,991)
Total shareholders' equity	48,917	1,696
Total liabilities, redeemable common shares, and equity	$255,858	$159,279

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands, except for share and per share data)

For the Three Months Ended March 31, 2024
Revenues
Interest income	$4,658
Other revenue	998
Total Revenues	5,656
Expenses
Interest expense	2,709
Professional fees	767
Financing fees	182
Management fees	60
Performance fees	128
General and administrative	64
Total Expenses	3,910
Unrealized gains (losses) from operations and financing
Unrealized loss on loans receivable	(783)
Unrealized gain on loans payable	77
Total unrealized loss from operations and financing, net	(706)
Net income	$1,040
Net income per common share, basic	$0.29
Net income per common share, diluted	$0.29
Weighted-average common shares outstanding, basic	3,610,109
Weighted-average common shares outstanding, diluted	3,610,758

The Company was formed on June 28, 2023 and accordingly there were no operations during the first quarter of 2023.

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2023	$32,199	$3	$1	$3,683	$(1,991)	$1,696
Common shares issued	506	17	8	50,654	—	50,679
Offering costs	—	—	—	(3,005)	—	(3,005)
Amortization of share grants	15	—	—	—	—	-
Net income	—	—	—	—	1,040	1,040
Remeasurement of redeemable common shares	153	—	—	(153)	—	(153)
Distributions declared on common shares	—	—	—	—	(1,340)	(1,340)
Balance at March 31, 2024	$32,873	$20	$9	$51,179	$(2,291)	$48,917

The Company was formed on June 28, 2023 and accordingly there were no operations during the first quarter of 2023.

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For the Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,040
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on loans payable	(77)
Unrealized loss on loans receivable	783
Financing fees	182
Amortization of share grants	15
Change in assets and liabilities
Increase in due to advisor	719
Increase in other assets	(1,300)
Increase in other liabilities	358
Net cash provided by operating activities	1,720

CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and funding activities	(93,882)
Net cash used in investing activities	(93,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under loans payable	93,500
Financing fees	(182)
Repayments of loans payable	(48,750)
Contributions received from common shares issued	51,185
Offering costs	(374)
Distributions	(1,037)
Net cash provided by financing activities	94,342

Net change in cash and cash equivalents	2,180
Cash and cash equivalents, beginning of period	777
Cash and cash equivalents, end of period	$2,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,458

Non-cash activities:
Accrued shareholder servicing fee due to affiliate	$2,623
Accrued offering costs due to affiliate	8
Distribution payable	303

The Company was formed on June 28, 2023 and accordingly there were no operations during the first quarter of 2023.

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company”) was formed on June 28, 2023 as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are expected to be primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company is externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”).

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in Loans receivable, at fair value and Loans payable, at fair value on the condensed consolidated balance sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset values per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares (including redeemable common shares) of beneficial interest, par value $0.01 per share (“common shares”).

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s condensed consolidated balance sheet from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the condensed consolidated statement of operations within Other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the condensed consolidated statement of operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

trustees, the fair value is determined based upon the NAV on the grant date. On December 1, 2023 the Company granted 3,002 restricted Class E shares to its independent trustees with a fair value of $60,040 based on the NAV per share as of December 1, 2023 that vest one year from the date of grant. For the three months ended March 31, 2024, the Company recognized compensation expenses of $15,000. None of the shares granted to the trustees have vested as of March 31, 2024.

The Advisor has elected to receive Class E shares as payment for the performance fees earned. During the three months ending March 31, 2024, the Advisor earned performance fees of $0.1 million, which are to be paid to the Advisor in the form of 6,342 Class E shares in April 2024. The Class E shares issued to the Advisor as payment for performance fees due are recorded as an increase to shareholders’ equity with an offsetting decrease to performance fees payable (Due to Advisor) on the date of the delivery of the shares. As discussed in Note 7 – “Redeemable Common Shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s balance sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date. No performance fees were earned by the Advisor for the period ended December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of March 31, 2024, the Company's assets included two CRE loans. Refer to Note 3- “Investment in Loans Receivable” for additional information.

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

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for our fiscal year ending December 31, 2025, with early adoption permitted. It is to be applied on a prospective basis, with retrospective application permitted. We do not expect this ASU will have a material impact on the Company’s income tax disclosures.

3. Investment in Loans Receivable

As of March 31, 2024, the Company's held for investment loan portfolio was as follows (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Houston, TX	2/9/2024	8.57%	$96,300	$93,800	$92,906	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	8.57%	$185,050	$160,082	$158,481	Monthly; I/O	12/9/2028
				$281,350	$253,882	$251,387

As of December 31, 2023, the Company's held for investment loan portfolio was as follows (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Hayward, CA	11/30/2023	8.60%	$185,050	$160,000	$158,288	Monthly; I/O	12/9/2028
				$185,050	$160,000	$158,288

(1) This column represents the weighted average interest rate for each loan as of period end. Loans earn interest at the one-month Term Secured Overnight Financing Rate ("SOFR") plus a spread.

(2) Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.

(3) Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Loans Payable

The following table presents the value of loans payable as of the period ended March 31, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Repurchase Agreement (1)	7.58%	$250,000	$84,750	$165,250	$164,869	$251,387	12/14/2025	12/14/2028
		$250,000	$84,750	$165,250	$164,869	$251,387

The following table presents the value of loans payable as of the period ended December 31, 2023 (amounts in thousands):

Description	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Repurchase Agreement (1)	7.61%	$250,000	$129,500	$120,500	$120,196	$158,288	12/14/2025	12/14/2028
		$250,000	$129,500	$120,500	$120,196	$158,288

(1) The borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the Repurchase Agreement.

(2) This column represents the weighted average interest rate as of period end. Borrowings under our repurchase agreement carry interest at one-month Term SOFR plus a spread.

On December 14, 2023, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Citibank of up to $250 million (the “Facility”). As of March 31, 2024 and December 31, 2023, based on the value of the loan assets pledged as collateral and the maximum advance rates attributable to each collateral loan by the lender, the Company was permitted to borrow up to $200.7 million and $128 million, respectively, under the terms of the Repurchase Agreement, of which approximately $35.4 million and $7.5 million, respectively, remained available for borrowing by the Company.

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

In connection with the Repurchase Agreement, the Company provided a Guaranty (the “Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the Repurchase Agreement. The Guaranty may become full recourse to the Company upon the occurrence of certain events as described in the Guaranty.

The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of March 31, 2024, the Company is in compliance with all covenants.

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

5. Accrued Expenses and Other Liabilities

The following table summarizes the components of accrued expenses and other liabilities (amounts in thousands):

	March 31, 2024	December 31, 2023
Deposit liability	$-	$125
Trustee compensation payable	45	15
Accrued operating expenses	201	-
Other	1	-
Total accrued expenses and other liabilities	$247	$140

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

The following table details the movement of and proceeds received from the Company’s outstanding redeemable common shares during the three months ended March 31, 2024 (amounts in thousands except share amounts):

Class E Common Shares
Shares outstanding as of December 31, 2023	1,603,050
Redeemable common shares issued	24,934
DRIP shares issued	302
Shares outstanding as of March 31, 2024	1,628,286

Proceeds from issuance of redeemable common shares	$506

At March 31, 2024, all issued and outstanding Class E shares are classified in temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization (as defined below), the Company is required to repurchase such shares upon the request of the holder following the Applicable Liquidity Date (as defined below), subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of management fees and/or performance fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the advisory agreement. The redeemable common shares are subsequently adjusted to equal what the redemption amount would be as if redemption were to occur at the reporting date. As of March 31, 2024, the redeemable common shares are remeasured using the NAV per share as of March 31, 2024 with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

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

Distributions

The following table details the aggregate distributions declared for Class E redeemable common shares for the three months ended March 31, 2024:

Class E Common Shares
Aggregate gross distributions declared per common share	$0.3876
Shareholder servicing fee per common share(1)	-
Net distributions declared per common share	$0.3876

(1) There is no shareholder servicing fee with respect Class E shares. Refer to Note 10 — “Related Party Transactions” below for further information on shareholder servicing fees.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table details the movement of and proceeds received from the Company’s outstanding common shares during the three months ended March 31, 2024 (amounts in thousands except share amounts):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2023	259,750	67,050	326,800
Common shares issued	1,699,306	798,559	2,497,865
DRIP shares issued	10,125	2,935	13,060
Shares outstanding as of March 31, 2024	1,969,181	868,544	2,837,725

Proceeds from issuance of common shares	$34,623	$16,056	$50,679

Share Repurchase Plan

The board of trustees has adopted a share repurchase plan and expects to commence the share repurchase plan for the quarterly repurchase period ending March 31, 2024, which is the first full calendar quarter following the initial closing of the continuous private offering. Pursuant to the share repurchase plan, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan (“DRIP”).

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

The board of trustees designated the following persons as “Key Persons” under the share repurchase plan: Barry Sternlicht, Jeffrey Dishner, Ellis Rinaldi, Dennis Schuh and any individual that replaces such persons. The share repurchase plan provides that if two or more Key Persons are no longer actively involved in the business and activities of Starwood Capital, or are otherwise unable or unwilling to exercise the authority and discharge those day-to-day management responsibilities with respect to Starwood Capital as are currently exercised and discharged by such Key Person(s) (such inactivity, inability or unwillingness, “Inactivity”), and Starwood Capital has not appointed one or more replacements who will fulfill substantially all of the duties of one of such Key Persons within 90 days from the date such Inactivity began (meaning, for the sake of clarity, that one Key Person’s responsibilities may remain unfilled for longer than 90 days) (a “Key Person Triggering Event”), then the Early Repurchase Deduction is waived with respect to shares that have been purchased in the 12 months preceding the expiration of five business days after the disclosure by the

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company of the occurrence of such Key Person Triggering Event (“Disclosure Date”) as set forth herein. If the Disclosure Date is (x) at least one (1) business day prior to the date upon which the transaction price is made available during a quarter-ending month, the Early Repurchase Deduction shall be waived through the first repurchase date or (y) on or following the date upon which the transaction price is made available during a quarter-ending month, the Early Repurchase Deduction shall be waived through the next two (2) repurchase dates. The waiver of the Early Repurchase Deduction set forth in this paragraph will not apply to shares acquired through the DRIP.

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

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the three months ended March 31, 2024:

	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$0.3876	$0.3876
Shareholder servicing fee per common share	0.0423	-
Net distributions declared per common share	$0.3453	$0.3876

(1) There is no shareholder servicing fee with respect Class I shares. Refer to Note 10 — “Related Party Transactions” below for further information on shareholder servicing fees.

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

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Fair Value Disclosure

The following table presents our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheet by their level in the fair value hierarchy (amounts in thousands):

	March 31, 2024			December 31, 2023
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	-	-	$251,387	-	-	$158,288
Total			$251,387			$158,288

Financial Liabilities:
Loans payable, at fair value	-	-	$(164,869)	-	-	$(120,196)
Total	-	-	$(164,869)	-	-	$(120,196)

The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable (amounts in thousands):

Balance as of December 31, 2023	$158,288
Loan originations and fundings	93,882
Unrealized loss	(783)
Balance as of March 31, 2024	$251,387

The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable (amounts in thousands):

Balance as of December 31, 2023	$(120,196)
Borrowings under repurchase agreement	(93,500)
Repayments under repurchase agreement	48,750
Unrealized gain	77
Balance as of March 31, 2024	$(164,869)

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy (amounts in thousands):

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Financial Assets:
Loans receivable, at fair value	$251,387	Discounted cash flow	Discount Rate	9.01%
Financial Liabilities:
Loans payable, at fair value	$(164,869)	Discounted cash flow	Discount Rate	7.94%

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Financial Assets:
Loans receivable, at fair value	$158,288	Discounted cash flow	Discount Rate	9.06%
Financial Liabilities:
Loans payable, at fair value	$(120,196)	Discounted cash flow	Discount Rate	7.97%

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

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor will be paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on our common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction (as defined in the Advisory Agreement). The Advisor agreed to waive its Management Fee for the first three months following the initial closing (the period through February 29, 2024) of our continuous private offering, and accordingly, no management fee was earned during the year ended December 31, 2023. During the three months ended March 31, 2024, $0.1 million of management fees were earned.

The Advisor may be entitled to receive a performance fee (the "Performance Fee”) which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. For purposes of the Performance Fee, “adjusted capital” means cumulative net proceeds generated from sales of our Class T shares, Class S shares, Class D shares and Class I shares (including proceeds from the DRIP) reduced for distributions from dispositions of our investments paid to Class T, Class S, Class D and Class I shareholders and amounts paid to Class T, Class S, Class D and Class I shareholders for share repurchases pursuant to our share repurchase plan. The Advisor will not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once our Core Earnings exceed the Annual Hurdle Rate, the Advisor is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor is entitled to receive 12.5% of our Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. The Company does not pay the Advisor a Performance Fee on Class E shares. To the extent that the Advisor elects to receive any portion of the Performance Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction (as defined in the Advisory Agreement). During the three months ended March 31, 2024, $0.1 million of performance fees were earned which the Advisor elected to receive in Class E shares. During the year ended, December 31, 2023, no performance fee was earned.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table details the components of Due to Advisor as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Accrued operating costs	$1,454	$893
Accrued organization costs	893	888
Accrued offering costs	2,302	2,294
Accrued shareholder servicing fees	3,010	422
Accrued management fees	60	-
Accrued performance fees	128	-
Total	$7,847	$4,497

Accrued operating costs

The Advisor has agreed to advance certain of the Company’s operating expenses through the first anniversary of the date of the initial closing of the continuous private offering. For the three months ended March 31, 2024 and the year ended December 31, 2023 the Advisor incurred operating costs on the Company’s behalf of $1.5 million and $0.9 million, respectively. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the continuous private offering. Operating expenses incurred after the first anniversary of the initial closing of its private offering will be paid by the Company as incurred.

Accrued organization and offering costs

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the initial closing of the continuous private offering. The Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.3 million and organization costs of $0.9 million, and $3.2 million, consisting of offering costs of $2.3 million and organization costs of $0.9 million, as of March 31, 2024 and December 31, 2023, respectively. The organization costs are recorded on the condensed consolidated statement of operations and the offering costs are charged to equity. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the continuous private offering.

Accrued shareholder servicing fees

The Dealer Manager is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such shareholder servicing fee includes, an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares. However, with respect to Class T shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2023 and the three months ended March 31, 2024, the Dealer Manager did not retain any shareholder servicing fees.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Net Income Per Share

Net income per common share for the three months ended March 31, 2024, is computed as follows (in thousands, except for share and per share data):

Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$1,040
Weighted-average common shares outstanding, basic	3,610,109
Basic net income per common share	$0.29
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$1,040
Weighted-average common shares outstanding, diluted(1)	3,610,758
Diluted net income per common share	$0.29

(1) Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested stock awards. As of March 31, 2024, 3,002 unvested shares were outstanding.

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

13. Subsequent Events

On April 25, 2024, the Company invested in a £150.0 million ($189 million) participation in a £1.4B syndicated credit facility that was established to refinance a portfolio of 312 logistics assets totaling approximately 19 million square feet primarily located in last mile locations across the UK, in key UK logistics markets. The initial term of the underlying loan is two years and the loan also features three one-year extension options subject to satisfaction of certain predefined conditions.

On April 23, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS Repurchase Agreement”), with Morgan Stanley Bank, N.A. (“Morgan Stanley”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS Repurchase Agreement. The MS Repurchase Agreement provides for asset purchases by Morgan Stanley of up to £150.0 million ($189 million) (the “MS Facility”). As of May 10, 2024, based on the value of the investment pledged as collateral and the maximum advanced rate attributed to such collateral by Morgan Stanley, the Company was permitted to borrow up to £120 million ($150.2 million) under the terms of the MS Repurchase Agreement. The initial borrowing under the MS Repurchase Agreement has been used to partially finance the investment in the loan participation backed by logistics assets located in the UK as discussed above.

Advances under the MS Repurchase Agreement accrue interest at a per annum rate equal to (i) the sum of the Compounded Reference Rate (as defined in the MS Repurchase Agreement) and the Applicable Spread (as defined in the MS Repurchase Agreement) for asset purchases denominated in British Pound Sterling; (ii) the sum of the EURIBOR Rate or Alternative Rate (EUR) (each as defined in the MS Repurchase Agreement), as applicable, and the relevant Applicable Spread for asset purchases denominated in Euros; or (iii) the sum of the BBSY Rate (as defined in the MS Repurchase Agreement) and the relevant Applicable Spread for asset purchases denominated in Australian Dollars. The interest rates described above are subject to adjustment and/or conversion as described in the MS Repurchase Agreement. The maturity date of the Facility is February 15, 2029, subject to one (1) or more one (1) year extension options at Morgan Stanley’s sole discretion.

In connection with the MS Repurchase Agreement, the Company provided a Guaranty (the “MS Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the MS Repurchase Agreement. The MS Guaranty may become full recourse to the Company upon the commencement of a voluntary bankruptcy or insolvency proceeding by Seller or collusive involuntary bankruptcy or insolvency proceeding against Seller or the Company. The Company is also liable under the Guaranty for actual costs, expenses or liabilities actually incurred by Morgan Stanley resulting from customary “bad boy” events as described in the MS Guaranty.

The MS Repurchase Agreement and the MS Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

Subsequent to March 31, 2024 through the date of filing, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	1,499,939	$30,316
Class I Common Shares	1,257,885	25,204
Class E Common Shares	-	-
Total	2,757,824	$55,520

Subsequent to March 31, 2024 through the date of filing, the Company also issued the following shares under the DRIP (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	18,223	$365
Class I Common Shares	9,735	195
Class E Common Shares	203	4
Total	28,161	$564

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “Starwood Credit Real Estate Income Trust” “Company,” “we,” “us,” or “our” refer to Starwood Credit Real Estate Income Trust and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

Although we believe the assumptions underlying the forward-looking statements, are reasonable, any of the assumptions could be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of the these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

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

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Quarterly Report on Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Quarterly Report on Form 10-Q.

Q1 2024 Highlights

Fundraising and Distributions

•
During the three months ended March 31, 2024, pursuant to the Company’s continuous, blind pool private offering, the Company sold an aggregate of 2,522,800 of its common shares for aggregate net consideration of approximately $50.5 million, plus applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder. In addition, the Company issued 13,361 shares pursuant to its distribution reinvestment plan (the “DRIP”) for aggregate net consideration of approximately $0.3 million.
•
During the three months ended March 31, 2024, the Company declared aggregate distributions of $0.3453 per Class S share, $0.3876 per Class I share and $0.3876 per Class E share. Refer to the Distributions section below for further details on the distributions made during the quarter.

Investments

•
On February 9, 2024, the Company originated a $93.8 million floating rate first mortgage loan collateralized by two adjacent multifamily assets that are operated together as one property in Houston, TX. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions of the borrower.

Financings

•
On February 9, 2024, the Company borrowed additional proceeds under the terms of the Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), in connection with the origination by the Company of the mortgage loan discussed above. The Citi Repurchase Agreement provides for asset purchases by the Company of up to $250 million. As of March 31, 2024, and December 31, 2023, based on the value of the loan assets pledged as collateral and the maximum advance rates attributable to each collateral loan by the lender, the Company was permitted to borrow up to $200.7 million and $128 million, respectively, under the terms of the Repurchase Agreement, of which approximately $35.4 million and $7.5 million, remained available for borrowing by the Company, respectively.

Results of Operations

On December 1, 2023, the Company had completed the initial closing of its continuous, blind pool private offering and had originated one CRE loan. During the three months ended March 31, 2024, the Company continued fundraising pursuant to the Company’s continuous, blind pool private offering and on February 9, 2024, the Company originated its second CRE loan. Due to the timing of our investment and financing activities during the three months ended March 31, 2024, our result of operations for the three months ended March 31, 2024 and December 31, 2023 are not comparable.

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024, and December 31, 2023 ($ in thousands):

	For the Three Months Ended March 31, 2024	For the Three Months Ended December 31, 2023
Revenues
Interest income	$4,658	$1,225
Other revenue	998	1,794
Total revenues	5,656	3,019
Expenses
Interest expense	2,709	861
Professional fees	767	893
Financing fees	182	694
Management fees	60	-
Performance fees	128	-
General and administrative	64	20
Organization costs	-	888
Total Expenses	3,910	3,356
Unrealized gains (losses) from operations and financing
Unrealized loss on loans receivable	(783)	(1,712)
Unrealized gain on loans payable	77	304
Total unrealized loss from operations and financing, net	(706)	(1,408)
Net income (loss)	$1,040	$(1,745)

•
During the three months ended March 31, 2024, Revenues totaled $5.7 million, and consisted of interest income of $4.7 million and other revenue of $1.0 million (predominantly origination fees). The increase from the $3.0 million recognized during the three months ended December 31, 2023 was due to the timing of the first loan origination activity as that occurred on November 30, 2023 as well as the impact of the new CRE loan originated on February 9, 2024.
•
During the three months ended March 31, 2024, Professional fees were approximately $0.8 million and primarily related to operating costs incurred during the period. $0.6 million of these costs have been advanced by the Advisor and paid on behalf of the Company. The Company will commence reimbursement of the advances to the Advisor in December 2024 and will pay the balance due at that time, ratably in 60 monthly installments thereafter. The decrease in professional fees during the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 is due to the timing of the recognition of certain expenses incurred prior the commencement of the initial closing of the continuous, blind pool private offering. Note that the Company started recognizing operating costs incurred by Advisor on December 1, 2023, the date of the initial closing of its continuous, blind pool private offering.
•
During the three months ended March 31, 2024, Interest expense and financing fees were $2.7 million and $0.2 million, respectively and $0.9 million and $0.7 million, respectively for the three months ended December 31, 2023. Interest expense and financing fees were incurred in financing the mortgage loan assets originated in November 2023 and February 2024. The increase in Interest expense during the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 is due to the timing of the debt financing activity between the two periods. The decrease in Financing fees during the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 is due to the larger size of the CRE loan originated during the three months ended December 31, 2023 than during the three months ended March 31, 2024.
•
Management fees and performance fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2024, management fees and performance fees were $0.1 million and $0.1 million, respectively. No such fees were earned during the three months ended December 31, 2023.
•
The net unrealized loss from operations and financing of $(0.7) million for the period is mostly related to the remeasurement of the loans receivable and debt obligations at fair value as of March 31, 2024. The decrease from the $1.7 million net unrealized loss from operations and financing recognized during the three months ended December 31, 2023 was mainly driven by the change in fair value on the CRE loan originated on February 9, 2024.

Financial Condition

Investment Activities

As of March 31, 2024, the Company had originated two CRE loans. The following table details the statistics of our loans receivable portfolio as of March 31, 2024 (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Houston, TX	2/9/2024	8.57%	$96,300	$93,800	$92,906	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	8.57%	$185,050	$160,082	$158,481	Monthly; I/O	12/9/2028
				$281,350	$253,882	$251,387

(1) Represents weighted average interest rate for each loan as of period end. Loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread.

(2) Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.

(3) Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

On February 9, 2024, the Company originated a $93.8 million floating rate first mortgage loan collateralized by 620 apartments in two adjacent multifamily assets that are operated together as one property in Houston, TX. One asset was constructed in 2009 and the other was built in 2011. The initial term of the loan is two years and the loan also features three one-year extension options subject to satisfaction of certain predefined conditions. The total loan commitment is $96.3 million reflecting plans for as much as $2.5 million of additional advances to the borrower subject to the satisfaction of certain predefined conditions. Payments on the loan consist of interest only and a balloon payment at maturity.

On November 30, 2023, the Company originated a mortgage and mezzanine loan collateralized by a 474-unit multifamily property which also features 83,000 square feet of ground floor retail space. It is located in Hayward, CA which is in the East Bay region of Northern California. The improvements were constructed in 2022 and the property is currently in the latter stage of the lease-up phase. The loan has floating rate first mortgage and mezzanine components. Principal in the amount of $160 million was funded at closing. The total loan commitment is $185 million. Consistent with the initial funding, 80% of any future funding amounts will be allocated to the first mortgage position and the remainder will be allocated to the mezzanine loan. During the three months ended March 31, 2024, $81,558 of additional proceeds were funded to the borrower. The initial term of the loan is three years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has two one-year options to extend the term of the loan.

Financing Activities

We finance the majority of our CRE loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of March 31, 2024:

Description	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Repurchase Agreement (1)	7.58%	$250,000	$84,750	$165,250	$164,869	$251,387	12/14/2025	12/14/2028
		$250,000	$84,750	$165,250	$164,869	$251,387

(1) Borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants as well as payment of applicable extension fees. Interest is paid monthly. Recourse is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the Repurchase Agreement.

(2) Represents weighted average interest rate as of period end. Borrowings under our repurchase agreement carry interest at one-month Term SOFR plus a spread.

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

Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then $20.00 (the “Initial Capitalization”). Further, Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the earlier of (a) the first date that our NAV reaches $1 billion and (b) the second anniversary of the initial closing of the Company's continuous private offering, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, at least the second anniversary of the initial closing of the Company's private offering and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following the initial closing of the Company's continuous private offering. The Company may issue additional Class E shares to Starwood Capital in connection with the Company’s acquisition of additional assets in the future. As of March 31, 2024, Starwood Capital has purchased $31.5 million in our Class E shares.

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

The Company will seek to enter into additional bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of March 31, 2024, the Company has established a $250 million loan repurchase facility. The Company has pledged two multi-family loans as collateral and based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, is permitted to borrow as much as $200.7 million. As of March 31, 2024, the Company has $165.3 million in outstanding debt. Refer to Note 3- “Investment in Loans Receivable” and Note 4 - “Loans Payable” for further information.

As of March 31, 2024 and December 31, 2023, respectively, the company had cash and cash equivalents of $3.0 million and $0.8 million and approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the borrowings outstanding, of $35.4 million and $7.5 million. These amounts do not include $118.5 million of undrawn capacity under Starwood Capital's equity commitment which represents readily available liquidity as of March 31, 2024 and December 31, 2023, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (amounts in thousands):

March 31, 2024
Net cash provided by operating activities	$1,720
Net cash used in investing activities	(93,882)
Net cash provided by financing activities	94,342
Net increase in cash and cash equivalents	$2,180

Net cash provided by operating activities was $1.7 million and was primarily comprised of interest income and origination fees earned on the loans receivable during the period.

Net cash used in investing activities was $(93.9) million and was related to the loan origination and funding activity during the period.

Net cash provided by financing activities was $94.3 million and was related to the additional proceeds from and repayment of the loan payable and the proceeds from the continuous, blind pool private offering during the period.

NAV and NAV Per Share Calculation

For the purposes of the monthly NAV computations, our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies used by the Advisor and our Independent Valuation Advisor. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. Refer to Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations” on our Annual Report on Form

10-K for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities, calculating related unrealized gains and losses and our monthly NAV.

With regard to the NAV calculations, the same fair values of assets and liabilities determined by the application of the methods cited above are generally used in monthly NAV calculations. To calculate our NAV for purposes of establishing a purchase and repurchase price for our common shares, we have adopted a model that calculates the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders' equity or any other GAAP measure. The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. Each report prepared by the Independent Valuation Advisor is addressed solely to us. The Independent Valuation Advisor’s reports are not addressed to the public and may not be relied upon by any other person to establish value of the facilities that will be used in calculating NAV. Our board of trustees has delegated to the Advisor the responsibility for monitoring significant events that may materially affect the values of our facilities for determining whether the existing valuations should be re-evaluated prior to the next scheduled monthly valuation in light of such significant events.

Each share class will have an undivided interest in our assets and liabilities, other than class-specific shareholder servicing fees, distributions payable, the Management Fee and the Performance Fee. In accordance with the valuation guidelines, our fund administrator will calculate our NAV per share for each class as of the last calendar day of each month, including the estimated fair value of (1) real estate debt and other investments owned by us and (2) any other assets and liabilities. Because shareholder servicing fees, distributions payable, the Management Fee and the Performance Fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.

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

The following table provides a breakdown of the major components of our total NAV as of March 31, 2024 (amounts in thousands, except for share amount):

March 31, 2024	Amounts
Loans receivable, at fair value	$251,387
Cash and cash equivalents - unrestricted	2,957
Other assets(1)	1,831
Loans payable, at fair value	(164,869)
Other liabilities	(803)
Distributions payable	(549)
Due to advisor	(188)
Accrued shareholder servicing fees(2)	(28)
Net asset value	$89,738
Number of outstanding shares (all classes)	4,466,010

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

(2) Under U.S. GAAP, we accrued an estimate of the full cost of the shareholder servicing fees over the life of each share as an offering cost at the time we sold each of the Class T, Class S and Class D shares. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis.

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our condensed consolidated balance sheet to our NAV (amounts in thousands):

March 31, 2024	Amounts
Shareholders' Equity and Redeemable Common Shares	$81,790
Adjustments:
Organization and offering costs advanced by Advisor (1)	3,195
Operating expenses advanced by Advisor (2)	1,454
Accrued shareholder service fee (3)	2,981
Unamortized debt facility costs (4)	318
NAV	$89,738

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

(3) Under U.S. GAAP, we accrued an estimate of the full cost of the shareholder servicing fees over the life of each share as an offering cost at the time we sold the Class T, Class S and Class D shares. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis.

(4) In accordance with the fair value option under U.S. GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the life of the debt facility.

The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2024 (amounts in thousands, except for per share amount):

March 31, 2024	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$39,462	17,403	$32,873	$89,738
Number of outstanding shares	1,969	869	1,628	4,466
NAV per share	$20.04	$20.04	$20.19	$20.09

Distributions

Any distributions we make will be at the discretion of our board of trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. Shareholders are not entitled to receive a distribution on shares that are repurchased prior to the applicable time of the record date.

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1292 per share for the year ended March 31, 2024. The net distribution rates per share vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the three months ended March 31, 2024:

Record Date	Class T Common Shares	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2024	-	$0.1148	-	$0.1292	$0.1292
February 29, 2024	-	0.1157	-	0.1292	0.1292
March 31, 2024	-	0.1148	-	0.1292	0.1292
Totals	-	$0.3453	-	$0.3876	$0.3876

The following table summarizes our distributions declared during the three months ended March 31, 2024 (in thousands):

	For the Three Months Ended March 31, 2024
	Amount	%
Distributions
Payable in cash	$867	64.7%
Reinvested in shares	473	35.3%
Total distributions	$1,340	100%

Sources of Distributions
Cash flows from operating activities	$867	100.0%
Offering proceeds	-	0.0%
Total sources of distributions	$867	100%

Cash flows from operating activities	$1,720

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affect by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Developments

Refer to Note 2 — “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to the Company.

Subsequent Events

On April 25, 2024, the Company invested in a £150.0 million ($189 million) participation in a £1.4B syndicated credit facility that was established to refinance a portfolio of 312 logistics assets totaling approximately 19 million square feet primarily located in last mile locations across the UK, in key UK logistics markets. The initial term of the underlying loan is two years and the loan also features three one-year extension options subject to satisfaction of certain predefined conditions.

On April 23, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS Repurchase Agreement”), with Morgan Stanley Bank, N.A. (“Morgan Stanley”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS Repurchase Agreement. The MS Repurchase Agreement provides for asset purchases by Morgan Stanley of up to £150.0 million ($189 million) (the “MS Facility”). As of May 10, 2024, based on the value of the investment pledged as collateral and the maximum advanced rate attributed to such collateral by Morgan Stanley, the Company was permitted to borrow up to £120 million ($150.2 million) under the terms of the MS Repurchase Agreement. The initial borrowing under the MS Repurchase Agreement has been used to partially finance the investment in the loan participation backed by logistics assets located in the UK as discussed above.

Advances under the MS Repurchase Agreement accrue interest at a per annum rate equal to (i) the sum of the Compounded Reference Rate (as defined in the MS Repurchase Agreement) and the Applicable Spread (as defined in the MS Repurchase Agreement) for asset purchases denominated in British Pound Sterling; (ii) the sum of the EURIBOR Rate or Alternative Rate (EUR) (each as defined in the MS Repurchase Agreement), as applicable, and the relevant Applicable Spread for asset purchases denominated in Euros; or (iii) the sum of the BBSY Rate (as defined in the MS Repurchase Agreement) and the relevant Applicable Spread for asset purchases denominated in Australian Dollars. The interest rates described above are subject to adjustment and/or conversion as described in the MS Repurchase Agreement. The maturity date of the Facility is February 15, 2029, subject to one (1) or more one (1) year extension options at Morgan Stanley’s sole discretion.

In connection with the MS Repurchase Agreement, the Company provided a Guaranty (the “MS Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the MS Repurchase Agreement. The MS Guaranty may become full recourse to the Company upon the commencement of a voluntary bankruptcy or insolvency proceeding by Seller or collusive involuntary bankruptcy or insolvency proceeding against Seller or the

Company. The Company is also liable under the Guaranty for actual costs, expenses or liabilities actually incurred by Morgan Stanley resulting from customary “bad boy” events as described in the MS Guaranty.

The MS Repurchase Agreement and the MS Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type.

Subsequent to March 31, 2024 through the date of filing, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	1,499,939	$30,316
Class I Common Shares	1,257,885	25,204
Class E Common Shares	-	-
Total	2,757,824	$55,520

Subsequent to March 31, 2024 through the date of filing, the Company also issued the following shares under the DRIP (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	18,223	$365
Class I Common Shares	9,735	195
Class E Common Shares	203	4
Total	28,161	$564

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

The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of March 31, 2024.

The estimated impacted on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$916	9.60%
-1.00%	$(916)	-9.60%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2024, we were not subject to any material legal proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On December 1, 2023, we began accepting subscriptions from investors in such private offering. As of May 10, 2024, we have issued 3,487,343 Class S common shares, 2,136,163 Class I common shares and 1,634,831 Class E common shares for an aggregate price of $146 million, including $0.7 million of commissions. Shares granted to trustees are not included within these amounts, as they are currently unvested. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.

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

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Shares are repurchased at a price equal to the transaction price on the applicable Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. This Early Repurchase Deduction does not apply to shares acquired through the DRIP.

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

During the quarter ended March 31, 2024, no common shares were repurchased pursuant to the Company’s share repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

(a)
List of documents filed:
(1)
The Financial Statements of the Company. (See Item 1 above.)
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
10.1*

Master Repurchase and Securities Contract Agreement, dated April 23, 2024, by and among SCREDIT Mortgage Funding Sub-4, LLC, as Seller, SCREDIT Mortgage Funding Sub-4-T, LLC, as Seller, and Morgan Stanley Bank, N.A., as Purchaser

10.2*	Guaranty, dated April 23, 2024, made by Starwood Credit Real Estate Income Trust in favor of Morgan Stanley Bank, N.A.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Condensed Consolidated Statement of Cash Flows

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: May 10, 2024
By: /s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2024	By:/s/ Marc A. Fox
Name: Marc A. Fox
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)