Form 10-Q
period 2024-06-30
Starwood Credit Real Estate Income Trust
filed 2024-08-12
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

As of August 9, 2024, the issuer had the following shares outstanding: 4,435,634 shares of Class S common shares, 1,638,141 shares of Class E common shares, and 3,136,494 shares of Class I common shares. There are no outstanding shares of Class T common shares or Class D common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Cash and cash equivalents	$3,900	$777
Loans receivable, at fair value	460,579	158,288
Accrued interest receivable	3,181	214
Total assets	$467,660	$159,279
LIABILITIES AND EQUITY
Loans payable, at fair value	$298,699	$120,196
Derivative instrument liabilities	474	-
Due to advisor	6,746	4,075
Accrued shareholder servicing fees	5,838	422
Interest payable	1,507	305
Distribution payable	1,006	246
Accrued expenses and other liabilities	969	140
Total liabilities	315,239	125,384

Commitments and contingencies (Note 6)	-	-
Redeemable common shares - Class E shares, par value $0.01 per share; 1,634,933 and 1,603,050 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	33,137	32,199
Equity
Common shares - Class S shares, par value $0.01 per share; 3,830,460 and 259,750 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	39	3
Common shares - Class I shares, par value $0.01 per share; 2,729,599 and 67,050 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	28	1
Additional paid-in capital	122,635	3,683
Accumulated deficit and cumulative distributions	(3,418)	(1,991)
Total shareholders' equity	119,284	1,696
Total liabilities, redeemable common shares, and equity	$467,660	$159,279

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Revenues
Interest income	$8,240	$12,899
Other revenue	2,103	3,101
Total Revenues	10,343	16,000
Expenses
Interest expense	4,650	7,360
Financing fees	2,906	3,088
Professional fees	798	1,565
Management fees	351	412
General and administrative	67	130
Performance fees	-	128
Total Expenses	8,772	12,683
Gains (losses) from operations and financing
Unrealized loss on loans receivable	(1,786)	(2,569)
Unrealized gain on loans payable	1,655	1,732
Unrealized loss on derivative instruments, net	(474)	(474)
Gain on foreign currency translation	564	564
Total loss from operations and financing, net	(41)	(747)
Net income	$1,530	$2,570
Net income per common share, basic	$0.21	$0.47
Net income per common share, diluted	$0.21	$0.47
Weighted-average common shares outstanding, basic	$7,230,612	5,420,360
Weighted-average common shares outstanding, diluted	$7,232,007	5,421,381

The Company was formed on June 28, 2023 and there were no operations during the three and six months ended June 30, 2023.

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2024

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity

Balance at March 31, 2024	$32,873	$20	$9	$51,179	$(2,291)	$48,917
Common shares issued	134	19	19	74,834	—	74,872
Offering costs	—	—	—	(3,263)	—	(3,263)
Amortization of share grants	15	—	—	—	—	-
Net income	—	—	—	—	1,530	1,530
Remeasurement of redeemable common shares	115	—	—	(115)	—	(115)
Distributions declared on common shares	—	—	—	—	(2,657)	(2,657)
Balance at June 30, 2024	$33,137	$39	$28	$122,635	$(3,418)	$119,284

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2023	$32,199	$3	$1	$3,683	$(1,991)	$1,696
Common shares issued	640	36	27	125,488	—	125,551
Offering costs	—	—	—	(6,268)	—	(6,268)
Amortization of share grants	30	—	—	—	—	-
Net income	—	—	—	—	2,570	2,570
Remeasurement of redeemable common shares	268	—	—	(268)	—	(268)
Distributions declared on common shares	—	—	—	—	(3,997)	(3,997)
Balance at June 30, 2024	$33,137	$39	$28	$122,635	$(3,418)	$119,284

The Company was formed on June 28, 2023 and there were no operations during the three and six months ended June 30, 2023.

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For the Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,570
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on loans payable	(1,732)
Unrealized loss on loans receivable	2,569
Unrealized loss on derivative instruments, net	474
Gain on foreign currency translation	(564)
Financing fees	3,088
Amortization of share grants	30
Change in assets and liabilities
Increase in due to advisor	2,506
Increase in accrued interest receivable	(2,967)
Increase in other liabilities	2,031
Net cash provided by operating activities	8,005

CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and funding activities	(302,849)
Net cash used in investing activities	(302,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under loans payable	297,863
Financing fees	(3,088)
Repayments of loans payable	(119,250)
Contributions received from common shares issued	126,191
Offering costs	(687)
Distributions	(3,237)
Net cash provided by financing activities	297,792

Effect of exchange rate changes on cash	175

Net change in cash and cash equivalents	3,123
Cash and cash equivalents, beginning of period	777
Cash and cash equivalents, end of period	$3,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,156

Non-cash activities:
Accrued shareholder servicing fees due to affiliate	$5,573
Accrued offering costs due to affiliate	8
Distributions payable	760

The Company was formed on June 28, 2023 and there were no operations during the six months ended June 30, 2023.

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company,” “we,” “our,” and “us”) was formed on June 28, 2023, as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are expected to be primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company is externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”).

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

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the condensed consolidated statements of operations within Other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the condensed consolidated statements of operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

trustees, the fair value is determined based upon the NAV on the grant date. On December 1, 2023, the Company granted 3,002 restricted Class E shares to its independent trustees with a fair value of $60,040, based on the NAV per share as of December 1, 2023, that vest one year from the date of grant. For the three and six months ended June 30, 2024, the Company recognized compensation expenses of $15,010 and $30,020, respectively. None of the shares granted to the trustees have vested as of June 30, 2024.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During the three months ending June 30, 2024, the Advisor did not earn performance fees. During the six months ended June 30, 2024, the Advisor earned performance fees of $0.1 million, which the Advisor elected to receive in the form of 6,342 Class E shares in April 2024, based on the NAV per Class E share of $20.09 as of March 31, 2024. The Class E shares issued to the Advisor as payment for performance fees due are recorded as an increase to shareholders’ equity with an offsetting decrease to performance fees payable (Due to Advisor) on the date of the delivery of the shares. As discussed in Note 8 – “Redeemable Common Shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s condensed consolidated balance sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date. No performance fees were earned by the Advisor for the period ended December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of June 30, 2024, the Company's assets included multiple CRE loans and an investment in a loan participation in Pound Sterling (“GBP”). Refer to Note 3- “Investment in Loans Receivable” for additional information.

Derivative Financial Instruments and Hedge Activities

The Company enters into derivative financial instruments, specifically foreign currency forward contracts, to mitigate exposure from certain foreign currency risk. The Company accounts for derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). This guidance establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as derivative assets on the condensed consolidated balance sheets, and unrealized derivative loss positions are recorded as derivative liabilities on the condensed consolidated balance sheets.

No derivatives were designated as formal hedging relationships, but rather are considered economic hedges. For derivatives not designated as hedges, adjustments to reflect changes in the fair value of the derivatives are included in earnings in gain (loss) on derivative financial instruments on the condensed consolidated statements of operations. The Company classifies cash flows related to the non-designated derivatives in either operating or investing activities on the condensed consolidated statement of cash flows depending on the nature of the cash flow activity.

See Note 7- “Derivatives and Hedging Activity”, for further details.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. Gains and losses from translation of foreign denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the Company’s condensed consolidated statements of operations. Aggregate foreign currency transaction gains included in operations totaled $0.6 million and $0.6 million for the three and six months ended June 30, 2024, respectively. These amounts are recorded as a component of Gains (losses) from operations and financing in the Company’s condensed consolidated statements of operations.

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

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Investment in Loans Receivable

As of June 30, 2024, the Company's held for investment loan portfolio was as follows (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	New York, NY	6/27/2024	8.59%	$20,000	$20,000	$19,801	Monthly; I/O	6/27/2026
Industrial	Various, United Kingdom	4/25/2024(4)	8.11%	189,675	189,675	187,872	Monthly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	8.57%	96,300	93,800	92,968	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	8.57%	185,050	161,406	159,938	Monthly; I/O	12/9/2028
				$491,025	$464,881	$460,579

As of December 31, 2023, the Company's held for investment loan portfolio was as follows (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Hayward, CA	11/30/2023	8.60%	$185,050	$160,000	$158,288	Monthly; I/O	12/9/2028
				$185,050	$160,000	$158,288

(1) Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by property in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread.

(2) Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.

(3) Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

(4) Reflects the acquisition date of the loan participation.

On June 27, 2024, the Company originated a $20.0 million floating rate first mortgage loan collateralized by a 16-unit multifamily property located in the Tribeca neighborhood in Manhattan (New York), NY. At origination, the 5-story property was 100% occupied and benefited from a $5.5 million renovation completed in 2019. The initial term of the mortgage loan is two years with three one-year extension options, subject to satisfaction of certain predefined conditions by the borrower. The mortgage loan was fully funded at closing, monthly payments consist of interest only and there is a balloon payment scheduled for the maturity date.

On April 25, 2024, the Company invested in the UK Loan Participation, a £150.0 million (equivalent to $187.6 million using the GBP closing date exchange rate) participation in a £1.4B syndicated credit facility that was established to refinance a portfolio of 312 logistics assets totaling approximately 19 million square feet primarily located in last mile locations across the UK, in key UK logistics markets. The initial term of the underlying loan of the UK Loan Participation is two years and the loan also features three one-year extension options, subject to satisfaction of certain predefined conditions. The UK Loan Participation was fully funded at the closing of the acquisition and interest only payments are due on a quarterly basis with a balloon payment due at maturity.

On February 9, 2024, the Company originated a $93.8 million floating rate first mortgage loan collateralized by 620 apartments in two adjacent multifamily assets that are operated together as one property in Houston, TX. One asset was constructed in 2009 and the other was built in 2011. The initial term of the loan is two years and the loan also features three one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. The total loan commitment is $96.3 million reflecting plans for as much as $2.5 million of additional advances to the borrower subject to the satisfaction of certain predefined conditions. Through June 30, 2024, no additional amounts have been funded under the terms of this loan. Payments on the loan consist of interest only and a balloon payment at maturity.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

On November 30, 2023, the Company originated a first mortgage and mezzanine loan collateralized by a 474-unit multifamily property which also features 83,000 square feet of ground floor retail space. It is located in Hayward, CA, which is in the East Bay region of Northern California. The improvements were constructed in 2022 and the property is currently in the latter stage of the lease-up phase. The loan has floating rate first mortgage and mezzanine components. Principal in the amount of $160.0 million was funded at closing. The total loan commitment is $185.0 million. Consistent with the initial funding, 80% of any future funding amounts will be allocated to the first mortgage position and the remainder will be allocated to the mezzanine loan. During the six months ended June 30, 2024, $1.4 million of additional proceeds were funded to the borrower. The initial term of the loan is three years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has two one-year options to extend the term of the loan.

4. Loans Payable

The following table presents the value of loans payable as of the period ended June 30, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate(4)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Citibank Repurchase Agreement (1)	7.58%	$600,000	$466,000	$134,000	$133,512	$252,906	6/21/2026	6/21/2029
MS International Repurchase Agreement (2)	7.27%	189,675	37,935	151,740	151,421	187,872	2/15/2029	N/A
WF Repurchase Agreement (3)	7.09%	250,000	235,000	15,000	13,766	19,801	6/21/2026	6/21/2029
		$1,039,675	$738,935	$300,740	$298,699	$460,579

The following table presents the value of loans payable as of the period ended December 31, 2023 (amounts in thousands):

Description	Weighted Average Interest Rate(4)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Citibank Repurchase Agreement (1)	7.61%	$250,000	$129,500	$120,500	$120,196	$158,288	12/14/2025	12/14/2028
		$250,000	$129,500	$120,500	$120,196	$158,288

(1) On June 21, 2024, the Company entered into an amended Master Repurchase Agreement (as amended and together with the related transaction documents, the “Citibank Repurchase Agreement”) with Citibank, N.A. (“Citibank”) to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citibank Repurchase Agreement. As a result of the amendment, the Citibank Repurchase Agreement provides for asset purchases of up to $600.0 million (reflecting an increase from the previous $250.0 million limit) by Citibank. In addition, the initial maturity date of the Citibank Facility was extended to June 21, 2026 (from December 14, 2025) and the commencement dates of each of the three one-year Extension Periods were rescheduled to the respective anniversary dates of the initial maturity date. The borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the Citibank Repurchase Agreement

(2) On April 23, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-International Repurchase Agreement”), with Morgan Stanley Bank, N.A. (“Morgan Stanley”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-International Repurchase Agreement. The borrowing facility is subject to one or more one-year extension options at the option of Morgan Stanley. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants. Interest is paid quarterly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-International Repurchase Agreement.

(3) On June 21, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “WF Repurchase Agreement”), with Wells Fargo Bank, N.A. (“Wells Fargo”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the WF Repurchase Agreement. The borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the WF Repurchase Agreement.

(4) Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread.

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, and WF Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of June 30, 2024, the Company is in compliance with all covenants.

On November 30, 2023, we entered into a credit agreement with Starwood Capital Group Management L.L.C. The agreement provided for maximum borrowings of $148 million. We incurred interest on the loan at a rate based on the one-month Term SOFR plus 2.5%. The sole draw of $125.8 million under the agreement was executed on November 30, 2023 and the proceeds were used to originate a first mortgage loan and mezzanine loan on a single property. The loan was subsequently paid off in two installments with the last being $120.5 million on December 20, 2023 when the remaining debt balance was refinanced with proceeds from the Citibank Repurchase Agreement (as defined above). The interest accrued and paid on this loan was $0.6 million.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Accrued Expenses and Other Liabilities

The following table summarizes the components of accrued expenses and other liabilities (amounts in thousands):

	June 30, 2024	December 31, 2023
Deposit liability	$900	$125
Trustee compensation payable	30	15
Unearned revenue	38	-
Other	1	-
Total accrued expenses and other liabilities	$969	$140

6. Commitments and Contingencies

As of June 30, 2024, and December 31, 2023, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain foreign currency risk from our investments in securities denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of June 30, 2024, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

We have entered into foreign exchange (“FX”) forward contracts pursuant to which we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments. The following table summarizes our non-designated derivatives as of June 30, 2024 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts- Sell GBP	6	32,525	GBP	August 2024 - June 2027
	6

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Foreign exchange contracts	$-	$-	$474	$-
	$-	$-	$474	$-

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 (amounts in thousands):

		Amount of Gain (Loss) Recognized in Income for the
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three months ended June 30, 2024	Six months ended June 30, 2024
Foreign exchange contracts	Unrealized loss on derivative instruments, net	$(474)	$(474)
		$(474)	$(474)

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company classifies foreign currency forward contracts as Level 2 fair value measurements pursuant to the fair value hierarchy. See Note 10- “Fair Value” for further details.

8. Redeemable Common Shares

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

The following table details the movement of and proceeds received from the Company’s outstanding redeemable common shares during the three months ended June 30, 2024 (amounts in thousands except share amounts):

Redeemable Common Shares
Shares outstanding as of March 31, 2024	1,628,286
Redeemable common shares issued	-
Redeemable common shares issued as performance fee compensation	6,342
DRIP shares issued	305
Shares outstanding as of June 30, 2024	1,634,933

Proceeds from issuance of redeemable common shares	$6

The following table details the movement of and proceeds received from the Company’s outstanding redeemable common shares during the six months ended June 30, 2024 (amounts in thousands except share amounts):

Redeemable Common Shares
Shares outstanding as of December 31, 2023	1,603,050
Redeemable common shares issued	24,934
Redeemable common shares issued as performance fee compensation	6,342
DRIP shares issued	607
Shares outstanding as of June 30, 2024	1,634,933

Proceeds from issuance of redeemable common shares	$512

At June 30, 2024, all issued and outstanding Class E shares are classified in temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization (as defined below), the Company is required to repurchase such shares upon the request of the holder following the Applicable Liquidity Date (as defined below), subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of management fees and/or performance fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the advisory agreement. The redeemable common shares are subsequently adjusted to equal what the redemption amount would be as if redemption were to occur at the reporting date. As of June 30, 2024, the redeemable common shares are remeasured using the NAV per share as of June 30, 2024 with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, (the “Initial Capitalization”). Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125.0 million of its commitment, the earlier of (a) the first date that the Company's NAV reaches $1.0 billion and (b) the second anniversary of the initial closing of our continuous private offering (December 1, 2025), (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125.0 million, but not greater than $150.0 million, at least the second anniversary of the initial closing of our private offering (December 1, 2025) and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150.0 million), at any time following the initial closing of our continuous private offering (December 1, 2023) (such date, the “Applicable Liquidity Date”).

Distributions

The following table details the aggregate distributions declared for redeemable common shares for the three months ended June 30, 2024:

Redeemable Common Shares
Aggregate gross distributions declared per common share	$0.3876
Shareholder servicing fee per common share(1)	-
Net distributions declared per common share	$0.3876

The following table details the aggregate distributions declared for redeemable common shares for the six months ended June 30, 2024:

Redeemable Common Shares
Aggregate gross distributions declared per common share	$0.7752
Shareholder servicing fee per common share(1)	-
Net distributions declared per common share	$0.7752

(1) There is no shareholder servicing fee with respect Class E shares. Refer to Note 11 — “Related Party Transactions” below for further information on shareholder servicing fees.

9. Shareholders' Equity

Authorized Capital

As of July 14, 2023, the Company was authorized to issue an unlimited number of shares classified as common shares, par value $0.01 per share. On December 1, 2023, the Company amended its Declaration of Trust, pursuant to which the Company is authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, including an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, and an unlimited number of shares classified as Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The Company is conducting a continuous, blind pool private offering, pursuant to which it is offering and selling its common shares to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended), including common shares classified as Class T shares, Class S shares, Class D shares, Class I shares and Class E shares. The share classes have different upfront selling commissions and ongoing shareholder servicing fees. The per share purchase price for each class of its common shares will vary and will generally equal the Company’s prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Common Shares

On October 31, 2023, the Company commenced its continuous, blind pool private offering of an unlimited number of its common shares.

The following table details the movement of and proceeds received from the Company’s outstanding common shares during the three months ended June 30, 2024 (amounts in thousands except share amounts):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of March 31, 2024	1,969,181	868,544	2,837,725
Common shares issued	1,830,698	1,842,452	3,673,150
DRIP shares issued	30,581	18,603	49,184
Shares outstanding as of June 30, 2024	3,830,460	2,729,599	6,560,059

Proceeds from issuance of common shares	$37,602	$37,269	$74,871

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the movement of and proceeds received from the Company’s outstanding common shares during the six months ended June 30, 2024 (amounts in thousands except share amounts):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2023	259,750	67,050	326,800
Common shares issued	3,530,004	2,641,010	6,171,014
DRIP shares issued	40,706	21,539	62,245
Shares outstanding as of June 30, 2024	3,830,460	2,729,599	6,560,059

Proceeds from issuance of common shares	$72,225	$53,325	$125,550

As of June 30, 2024, no Class D or Class T shares have been issued.

Share Repurchase Plan

The board of trustees has adopted a share repurchase plan, which commenced during the quarterly repurchase period ending March 31, 2024, which was the first full calendar quarter following the initial closing of the continuous private offering. Pursuant to the share repurchase plan, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan (“DRIP”).

The aggregate NAV of total repurchases of Class T shares, Class S shares, Class D shares, and Class I shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares) under the share repurchase plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Advisor pursuant to the Advisory Agreement are not subject to the share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction.

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

For the three months and six months ended June 30, 2024, the Company received no repurchase requests.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the three months ended June 30, 2024:

	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$0.3876	$0.3876
Shareholder servicing fee per common share	0.0428	-
Net distributions declared per common share	$0.3448	$0.3876

The following table details the aggregate distributions declared for Class S and Class I common shares for the six months ended June 30, 2024:

	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$0.7752	$0.7752
Shareholder servicing fee per common share	0.0851	-
Net distributions declared per common share	$0.6901	$0.7752

(1) There is no shareholder servicing fee with respect Class I shares. Refer to Note 11 — “Related Party Transactions” below for further information on shareholder servicing fees.

10. Fair Value

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

We measure the fair value of our foreign currency forward contracts by utilizing the foreign exchange forward curve, the yields on applicable government debt, and the counterparty credit risk. The most significant of these inputs relates to the foreign exchange forward curve and the yields on the applicable government debt, which are observable. Thus, we have determined that the fair values of the foreign currency forward contracts should be classified in Level II of the fair value hierarchy.

Fair Value Disclosure

The following table presents our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheet by their level in the fair value hierarchy (amounts in thousands):

	June 30, 2024			December 31, 2023
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	-	-	$460,579	-	-	$158,288
Total	-	-	$460,579	-	-	$158,288

Financial Liabilities:
Loans payable, at fair value	-	-	$(298,699)	-	-	$(120,196)
Derivative instrument liabilities, at fair value	-	$(474)	-	-	-	-
Total	-	$(474)	$(298,699)	-	-	$(120,196)

The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the six months ended June 30, 2024 (amounts in thousands):

Balance as of December 31, 2023	$158,288
Loan originations and fundings	302,849
Unrealized loss on loans receivable, net of foreign currency translation	(558)
Balance as of June 30, 2024	$460,579

The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the six months ended June 30, 2024 (amounts in thousands):

Balance as of December 31, 2023	$(120,196)
Borrowings under repurchase agreements	(297,863)
Repayments under repurchase agreements	119,250
Gain on loans payable, net of foreign currency translation	110
Balance as of June 30, 2024	$(298,699)

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Financial Assets:
Loans receivable, at fair value	$460,579	Discounted cash flow	Discount Rate	8.46%
Financial Liabilities:
Loans payable, at fair value	$(298,699)	Discounted cash flow	Discount Rate	7.58%

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Financial Assets:
Loans receivable, at fair value	$158,288	Discounted cash flow	Discount Rate	9.06%
Financial Liabilities:
Loans payable, at fair value	$(120,196)	Discounted cash flow	Discount Rate	7.97%

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

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor will be paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on our common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. The Advisor agreed to waive its Management Fee for the first three months following the initial closing of our continuous private offering (the period through February 29, 2024), and accordingly, no management fee was earned during the year ended December 31, 2023. During the three and six months ended June 30, 2024, Management Fees were earned by the advisor were $0.4 million and $0.4 million, respectively.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”) which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. For purposes of the Performance Fee, “adjusted capital” means cumulative net proceeds generated from sales of our Class T shares, Class S shares, Class D shares and Class I shares (including proceeds from the DRIP) reduced for distributions from dispositions of our investments paid to Class T, Class S, Class D and Class I shareholders and amounts paid to Class T, Class S, Class D and Class I shareholders for share repurchases pursuant to our share repurchase plan. The Advisor will not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once our Core Earnings exceed the Annual Hurdle Rate, the Advisor is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor is entitled to receive 12.5% of our Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. The Company does not pay the Advisor a Performance Fee on Class E shares. To the extent that the Advisor elects to receive any portion of the Performance Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. During the three months ended June 30, 2024, no Performance Fees were earned by the Advisor. During the six months ended June 30, 2024, the Advisor earned a Performance Fee of $0.1 million, which the Advisor elected to receive in Class E shares. During the year ended, December 31, 2023, no Performance Fee was earned.

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

The following table details the components of Due to Advisor as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Accrued operating costs	3,200	893
Accrued organization costs	893	888
Accrued offering costs	2,302	2,294
Accrued management fees	351	-
Accrued performance fees	-	-
Total	6,746	4,075

Accrued operating costs

The Advisor has agreed to advance certain of the Company’s operating expenses through the first anniversary of the date of the initial closing of the continuous private offering (December 1, 2024). As of June 30, 2024 and December 31, 2023 the Company owed the Advisor $3.2 million and $0.9 million, respectively for operating costs the Advisor incurred on behalf of the Company. The Company will reimburse the Advisor

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the continuous private offering. Operating expenses incurred after the first anniversary of the initial closing of its private offering will be paid by the Company as incurred.

Accrued organization and offering costs

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the initial closing of the continuous private offering. The Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.3 million and organization costs of $0.9 million, and $3.2 million, consisting of offering costs of $2.3 million and organization costs of $0.9 million, as of June 30, 2024 and December 31, 2023, respectively. The organization costs are recorded on the condensed consolidated statement of operations and the offering costs are charged to equity. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the continuous private offering.

Accrued Shareholder Servicing Fees

The Company entered into a deal manager agreement (the "Dealer Manager Agreement") with Starwood Capital L.L.C. (the "Dealer Manager"), on October 31, 2023. The Dealer Manager is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such shareholder servicing fee includes, an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares. However, with respect to Class T shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the six months ended June 30, 2024 and the year ended December 31, 2023, the Dealer Manager did not retain any shareholder servicing fees.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were $5.8 million and $0.4 million as of June 30, 2024, and December 31, 2023, respectively.

12. Net Income Per Share

Net income per common share for the three months ended June 30, 2024, is computed as follows (in thousands, except for share and per share data):

Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$1,530
Weighted-average common shares outstanding, basic	7,230,612
Basic net income per common share	$0.21
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$1,530
Weighted-average common shares outstanding, diluted(1)	7,232,007
Diluted net income per common share	$0.21

Net income per common share for the six months ended June 30, 2024, is computed as follows (in thousands, except for share and per share data):

Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$2,570
Weighted-average common shares outstanding, basic	5,420,360
Basic net income per common share	$0.47
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$2,570
Weighted-average common shares outstanding, diluted(1)	5,421,381
Diluted net income per common share	$0.47

(1) Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested stock awards. As of June 30, 2024, 3,002 unvested shares were outstanding.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Economic Dependency

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

14. Subsequent Events

Loan Originations

On August 1, 2024, the Company originated a $78.2 million floating rate first mortgage loan collateralized by a diverse portfolio of seven newly-constructed, interior corridor, climate-controlled self-storage facilities located in seven states across the United States. The properties were delivered in 2022-2023 and the mortgage loan is intended to bridge the portfolio’s financing through the remainder of the lease-up period to stabilized occupancy. The initial term of the mortgage loan is three years and provides for two one-year extension options, subject to the satisfaction of certain pre-defined conditions by the borrower. The total initial funding amount was $65.8 million. The initial funding of the loan was funded by borrowings made under the Company's current repurchase agreements.

On August 7, 2024, the Company originated an $88.0 million floating rate first mortgage loan collateralized by a portfolio of five multifamily assets in Berkeley, CA. The properties were renovated between 2020 and 2023 and together comprise 179 units. The mortgage loan was funded by borrowings made under the MS-US Repurchase Agreement (as defined below). There are no future funding obligations associated with this mortgage loan, as the loan was fully funded at closing. The initial term of the loan is three years with two one-year extension options, subject to satisfaction of certain predefined conditions by the borrower.

MS-US Repurchase Facility

On July 25, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-US Repurchase Agreement”), with Morgan Stanley Mortgage Capital Holdings LLC (“MSMCH”), as administrative agent for Morgan Stanley, as a buyer, to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-US Repurchase Agreement. The MS-US Repurchase Agreement provides for asset purchases of up to $200.0 million with the ability to increase to $250.0 million as more particularly described therein (the “MS-US Facility”). As of August 9, 2024, based on the value of the investments pledged as collateral and the maximum advanced rate attributed to such collateral by MSMCH on behalf of Morgan Stanley, the Company was permitted to borrow up to $70.4 million under the terms of the MS-US Repurchase Agreement. The initial borrowing under the MS-US Repurchase Agreement was used to partially finance the origination of a mortgage loan backed by a portfolio of five multifamily properties located in Berkeley, CA, as discussed below.

Advances under the MS-US Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the MS-US Repurchase Agreement) for a one-month period plus a margin as agreed upon by MSMCH on behalf of Morgan Stanley and the seller for each transaction. The maturity date of the MS-US Facility is July 25, 2027, subject to a one (1) year extension at the seller’s option and, if such option is exercised, another one (1) year extension at the seller’s request subject to the consent of MSMCH, in each case, subject to satisfaction of certain customary conditions.

In connection with the MS-US Repurchase Agreement, the Company entered into a Guaranty Agreement (the “MS-US Guaranty”), pursuant to which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-US Repurchase Agreement. The MS-US Guaranty may become full recourse to the Company upon the commencement of a voluntary bankruptcy or insolvency proceeding by Seller or collusive involuntary bankruptcy or insolvency proceeding against Seller or the Company. The Company is also liable under the Guaranty for actual costs, expenses or liabilities actually incurred by MSMCH and/or Morgan Stanley resulting from customary “bad boy” events as described in the MS-US Guaranty.

The MS-US Repurchase Agreement and the MS-US Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type.

Private Offering

Subsequent to June 30, 2024 through the filing date of August 9, 2024, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	576,698	$11,719
Class I Common Shares	386,204	7,740
Class E Common Shares	-	-
Total	962,902	$19,459

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

Subsequent to June 30, 2024 through the filing date of August 9, 2024, the Company also issued the following shares under the DRIP (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	28,477	$571
Class I Common Shares	20,692	415
Class E Common Shares	206	4
Total	49,375	$990

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

Q2 2024 Highlights

Fundraising and Distributions

•
During the three and six months ended June 30, 2024, pursuant to the Company’s continuous, blind pool private offering, the Company sold an aggregate of 3,679,492 and 6,202,291, respectively, of its common shares for aggregate net consideration of approximately $73.9 million and $124.8 million, respectively, plus applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder. In addition, during the three and six months ended June 30, 2024, the Company issued 49,490 and 62,852 shares, respectively, pursuant to its distribution reinvestment plan (the “DRIP”) for aggregate net consideration of approximately $1.0 million and $1.3 million, respectively.
•
During the three and six months ended June 30, 2024, the Company declared aggregate distributions of $0.3452 and $0.6905 per Class S share, $0.3876 and $0.7752 per Class I share and $0.3876 and $0.7752 per Class E share, respectively. Refer to the Distributions section below for further details on the distributions declared.

Investments

•
On April 25, 2024, the Company acquired a £150.0 million (equivalent to $187.6 million using the Pound Sterling (“GBP”) closing date exchange rate) participation in a £1.4B syndicated credit facility that was established to refinance a portfolio of 312 logistics assets totaling approximately 19 million square feet primarily located in last mile locations across the UK, in key UK logistics markets (the “UK Loan Participation”). The initial term of the underlying loan of the UK Loan Participation is two years and the loan also features three one-year extension options, subject to satisfaction of certain predefined conditions. In connection with the UK Loan Participation, the Company entered into certain foreign currency forward contracts to buy, in the aggregate, $40.7 million and sell, in the aggregate, £32.5 million between August 2024 and June 2027 for the purpose of mitigating the Company’s GBP exposure on the principal and interest amounts it is scheduled to receive the UK Loan Participation, which is GBP-denominated.
•
On June 27, 2024, the Company originated a $20.0 million floating rate first mortgage loan collateralized by a 16-unit multifamily property in the Tribeca neighborhood of Manhattan (New York), NY. The borrower acquired the property in 2017, completed a $5.5 million renovation in 2019 and applied the net proceeds of the Company’s mortgage loan to refinance existing mortgage debt. The property was 100% leased at closing and the Company’s mortgage loan was fully funded at closing, with no future funding obligations. The initial term of the mortgage loan is two years with three one-year extension options, subject to satisfaction of certain predefined conditions by the borrower.

Financings

•
On April 25, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-International Repurchase Agreement”), with Morgan Stanley Bank, N.A. (“Morgan Stanley”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-International Repurchase Agreement. The MS-International Repurchase Agreement provides for asset purchases by Morgan Stanley of up to £150.0 million ($190.0 million) (the “MS-International Facility”). As of June 30, 2024, based on the value of the investment pledged as collateral and the maximum advance rate attributed to such collateral by Morgan Stanley, the Company was permitted to borrow up to £120.0 million ($151.7 million) under the terms of the MS-International Repurchase Agreement. The initial borrowing under the MS-International Repurchase Agreement was used to partially finance the UK Loan Participation, as discussed above.
•
On June 21, 2024, the Company amended Master Repurchase Agreement (as amended, and together with the related transaction documents, the “Citibank Repurchase Agreement”), with Citibank, N.A. (“Citibank”) that was initially entered into on December 14, 2023, to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citibank Repurchase Agreement. The Citibank Repurchase Agreement provides for asset purchases of up to $600.0 million (reflecting an increase from the previous $250.0 million limit) by Citibank (the “Citibank Facility”). In addition, the initial maturity date of the Citibank Facility was extended to June 21, 2026 (from December 14, 2025) and the commencement dates of each of the three one-year Extension Periods were rescheduled to the respective anniversary dates of the initial maturity date.
•
On June 21, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “WF Repurchase Agreement”), with Wells Fargo Bank, N.A. (“Wells Fargo”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the WF Repurchase Agreement. The WF Repurchase Agreement provides for asset purchases of up to $250.0 million by Wells Fargo (the “WF Facility”). As of June 30, 2024, based on the value of the investments pledged as collateral and the maximum advance rates attributed to such collateral by Wells Fargo, the Company was permitted to borrow up to $15.0 million under the terms of the WF Repurchase Agreement. The initial borrowing under the WF Repurchase Agreement was used to partially finance the investment in the loan backed by a multifamily property located in New York, NY, as discussed in the preceding section. Subsequent to June 30, 2024, another borrowing under the WF Repurchase Agreement was used to partially finance the investment in the loan backed by a portfolio of seven self-storage facilities located in seven markets across the United States.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2024 and March 31, 2024 and six months ended June 30, 2024 ($ in thousands):

	For the Three Months Ended
	June 30, 2024	March 31, 2024
Revenues
Interest income	$8,240	$4,658
Other revenue	2,103	998
Total revenues	10,343	5,656
Expenses
Interest expense	4,650	2,709
Financing fees	2,906	182
Professional fees	798	767
Management fees	351	60
General and administrative	67	64
Performance fees	-	128
Total Expenses	8,772	3,910
Gains (losses) from operations and financing
Unrealized loss on loans receivable	(1,786)	(783)
Unrealized gain on loans payable	1,655	77
Unrealized loss on derivative instruments, net	(474)	-
Gain on foreign currency translation	564	-
Total loss from operations and financing, net	(41)	(706)
Net income (loss)	$1,530	$1,040

•
During the three months ended June 30, 2024, revenues totaled $10.3 million, and consisted of interest income of $8.2 million and other revenue of $2.1 million (predominantly origination fees). During the three months ended March 31, 2024, revenues totaled $5.7 million, and consisted of interest income of $4.7 million and other revenue of $1.0 million (predominantly origination fees). The increase from the $5.7 million recognized during the three months ended March 31, 2024 was primarily related to the expanded portfolio of interest bearing loans during the second quarter including investments in a £150.0 million loan participation that the Company acquired on April 24, 2024, and a new CRE loan originated on June 27, 2024 in addition to earning interest for the entire calendar quarter on the $93.8 million loan originated in February 2024.
•
Interest expense and financing fees were $4.7 million and $2.9 million for the three months ended June 30, 2024, and $2.7 million and $0.2 million, respectively for the three months ended March 31, 2024. The increase in interest expense during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 is due to the larger debt balances outstanding required to finance the expanded investment portfolio as discussed in the preceding paragraph. The increase in financing fees during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 is attributable to commitment fees paid to lenders in association with entering into the MS-International Repurchase Agreement and the WF Repurchase Agreement as well as expanding the capacity and extending the term of the Citibank Facility during the second quarter.
•
During the three months ended June 30, 2024 and March 31, 2024, professional fees were approximately $0.8 million and $0.8 million, respectively. During the three months ended June 30, 2024, professional fees were primarily related to operating costs incurred during the period. $0.5 million of these costs have been advanced by the Advisor and paid on behalf of the Company. The Company will commence reimbursement of the advances to the Advisor in December 2024 and will pay the balance due at that time, ratably in 60 monthly installments thereafter.
•
The Company pays the Advisor a management fee (the “Management Fee”) and a performance fee (the “Performance Fee”) pursuant to the terms of the advisory agreement between the Advisor and the Company (the “Advisory Agreement”). During the three months ended June 30, 2024, Management Fees were $0.4 million and there were no Performance Fees incurred. During the three months ended March 31, 2024, Management Fees and Performance Fees were $0.1 million and $0.1 million, respectively. The increase in Management Fees during the second quarter was attributable to an increase in the average net asset value during the period reflecting the results of ongoing equity fundraising efforts. Performance Fees declined during the three months ended June 30, 2024 in comparison to the three months ended March 31, 2024 due to the adverse impact of the higher level of commitment fees incurred in during the three months ended June 30, 2024 related to establishing the MS-International Facility and the WF Facility as well as expanding the capacity and extending the term of the Citibank Facility.
•
During the three months ended June 30, 2024, and three months ended March 31, 2024, general and administrative expenses were $0.1 million and $0.1 million, respectively. The increase was due to the expanded scale of operations and the larger investment portfolio during the three months ended June 30, 2024.
•
During the three months ended June 30, 2024, net loss from operations and financing was approximately ($41,000) and was primarily related to higher financing fees incurred during the three months ended June 30, 2024 related to the establishment of the MS-International Facility and the WF Facility in addition to the expansion and extension of the Citibank Facility partially offset by net gain on foreign currency translation and derivative valuation.

Financial Condition

Investment Activities

As of June 30, 2024, the Company had originated three USD-denominated CRE mortgage loans and invested in one GBP denominated loan participation. The following table details the statistics of our loans receivable portfolio as of June 30, 2024 (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	New York, NY	6/27/2024	8.59%	$20,000	$20,000	$19,801	Monthly; I/O	6/27/2026
Industrial	Various, United Kingdom	4/25/2024(4)	8.11%	189,675	189,675	187,872	Monthly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	8.57%	96,300	93,800	92,968	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	8.57%	185,050	161,406	159,938	Monthly; I/O	12/9/2028
				$491,025	$464,881	$460,579

(1) Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan participation asset collateralized by property in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan participation asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread.

(2) Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.

(3) Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

(4) Reflects the acquisition date of the loan participation.

On June 27, 2024, the Company originated a $20.0 million floating rate first mortgage loan collateralized by a 16-unit multifamily property located in the Tribeca neighborhood in Manhattan (New York), NY. At origination, the 5-story property was 100% occupied and benefited from a $5.5 million renovation completed in 2019. The initial term of the mortgage loan is two years with three one-year extension options, subject to satisfaction of certain predefined conditions by the borrower. The mortgage loan was fully funded at closing, monthly payments consist of interest only and there is a balloon payment scheduled for the maturity date.

On April 25, 2024, the Company invested in the UK Loan Participation, a £150.0 million (equivalent to $187.6 million using the GBP closing date exchange rate) participation in a £1.4B syndicated credit facility that was established to refinance a portfolio of 312 logistics assets totaling approximately 19 million square feet primarily located in last mile locations across the UK, in key UK logistics markets. The initial term of the underlying loan of the UK Loan Participation is two years and the loan also features three one-year extension options, subject to satisfaction of certain predefined conditions. The UK Loan Participation was fully funded at the closing of the acquisition and interest only payments are due on a quarterly basis with a balloon payment due at maturity.

On February 9, 2024, the Company originated a $93.8 million floating rate first mortgage loan collateralized by 620 apartments in two adjacent multifamily assets that are operated together as one property in Houston, TX. One asset was constructed in 2009 and the other was built in 2011. The initial term of the loan is two years and the loan also features three one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. The total loan commitment is $96.3 million reflecting plans for as much as $2.5 million of additional advances to the borrower subject to the satisfaction of certain predefined conditions. Through June 30, 2024, no additional amounts have been funded under the terms of this loan. Payments on the loan consist of interest only and a balloon payment at maturity.

On November 30, 2023, the Company originated a mortgage and mezzanine loan collateralized by a 474-unit multifamily property which also features 83,000 square feet of ground floor retail space. It is located in Hayward, CA, which is in the East Bay region of Northern California. The improvements were constructed in 2022 and the property is currently in the latter stage of the lease-up phase. The loan has floating rate first mortgage and mezzanine components. Principal in the amount of $160.0 million was funded at closing. The total loan commitment is $185.0 million. Consistent with the initial funding, 80% of any future funding amounts will be allocated to the first mortgage position and the remainder will be allocated to the mezzanine loan. During the six months ended June 30, 2024, $1.4 million of additional proceeds were funded to the borrower. The initial term of the loan is three years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has two one-year options to extend the term of the loan.

Financing Activities

We finance the majority of our CRE loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of June 30, 2024:

Description	Weighted Average Interest Rate(4)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Citibank Repurchase Agreement (1)	7.58%	$600,000	$466,000	$134,000	$133,512	$252,906	6/21/2026	6/21/2029
MS International Repurchase Agreement (2)	7.27%	189,675	37,935	151,740	151,421	187,872	2/15/2029	N/A
WF Repurchase Agreement (3)	7.09%	250,000	235,000	15,000	13,766	19,801	6/21/2026	6/21/2029
		$1,039,675	$738,935	$300,740	$298,699	$460,579

(1) On June 21, 2024, the Company entered into the Citibank Repurchase Agreement with Citibank to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citibank Repurchase Agreement. Borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the Citibank Repurchase Agreement.

(2) On April 23, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-International Repurchase Agreement”), with Morgan Stanley Bank, N.A. (“Morgan Stanley”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-International Repurchase Agreement. The borrowing facility is subject to one or more one-year extension options at the option of Morgan Stanley. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants. Interest is paid quarterly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-International Repurchase Agreement.

(3) On June 21, 2024, the Company entered into the WF Repurchase Agreement, with Wells Fargo, to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the WF Repurchase Agreement. The borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the WF Repurchase Agreement.

(4) Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread.

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

Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares (the “Initial Capitalization”). Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125.0 million of its commitment, the earlier of (a) the first date that the Company's NAV reaches $1.0 billion and (b) the second anniversary of the initial closing of our continuous private offering (December 1, 2025), (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125.0 million, but not greater than $150.0 million, at least the second anniversary of the initial closing of our private offering (December 1, 2025) and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150.0 million), at any time following the initial closing of our continuous private offering (December 1, 2023) (such date, the “Applicable Liquidity Date”). As of June 30, 2024, Starwood Capital has purchased $31.5 million in our Class E shares.

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

The Company will seek to enter into additional bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2024, the Company has established multiple loan repurchase facilities. The Company has pledged various loans as collateral and based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, is permitted to borrow as much as $367.4 million. As of June 30, 2024, the Company has $300.7 million in outstanding debt. Refer to Note 3- “Investment in Loans Receivable” and Note 4 - “Loans Payable” for further information.

As of June 30, 2024 and December 31, 2023, respectively, the company had cash and cash equivalents of $3.9 million and $0.8 million and approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the borrowings outstanding, of $66.7 million and $7.5 million. These amounts do not include $118.5 million of undrawn capacity under Starwood Capital's equity commitment which represents readily available liquidity as of June 30, 2024 and December 31, 2023, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (amounts in thousands):

June 30, 2024
Net cash provided by operating activities	$8,005
Net cash used in investing activities	(302,849)
Net cash provided by financing activities	297,792
Effect of exchange rate changes on cash	175
Net increase in cash and cash equivalents	3,123

Net cash provided by operating activities was $8.0 million and was primarily comprised of interest income and origination fees earned on the loans receivable during the period.

Net cash used in investing activities was $(302.8) million and was related to the loan origination and funding activity during the period.

Net cash provided by financing activities was $297.8 million and was related to the additional proceeds from and repayment of the loan payable and the proceeds from the continuous, blind pool private offering during the period.

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

The following table provides a breakdown of the major components of our total NAV as of June 30, 2024 (amounts in thousands, except for share amount):

June 30, 2024	Amounts
Loans receivable, at fair value	$460,579
Cash and cash equivalents - unrestricted	3,900
Other assets(1)	4,467
Loans payable, at fair value	(298,699)
Other liabilities	(4,202)
Distributions payable	(1,006)
Due to advisor	(351)
Accrued shareholder servicing fees(2)	(54)
Net asset value	$164,634
Number of outstanding shares (all classes)	8,194,992

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

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our condensed consolidated balance sheet to our NAV as of June 30, 2024 (amounts in thousands):

June 30, 2024	Amounts
Shareholders' equity and redeemable common shares	$152,421
Adjustments:
Organization and offering costs advanced by Advisor (1)	3,195
Operating expenses advanced by Advisor (2)	1,948
Accrued shareholder service fee (3)	5,784
Unamortized debt facility costs (4)	1,286
NAV	$164,634

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

The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2024 (amounts in thousands, except for per share amount):

June 30, 2024	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$76,777	$54,720	$33,137	$164,634
Number of outstanding shares	3,830	2,730	1,635	8,195
NAV per share	$20.04	$20.05	$20.27	$20.09

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1292 per share for the six months ended June 30, 2024. The net distribution rates per share vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the six months ended June 30, 2024:

Record Date	Class T Common Shares	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2024	-	$0.1148	$0.1292	$0.1292
February 29, 2024	-	0.1157	0.1292	0.1292
March 31, 2024	-	0.1148	0.1292	0.1292
April 30, 2024	-	0.1152	0.1292	0.1292
May 31, 2024	-	0.1148	0.1292	0.1292
June 30, 2024	-	0.1152	0.1292	0.1292
Totals	-	$0.6905	$0.7752	$0.7752

The following table summarizes our distributions declared during the six months ended June 30, 2024 (in thousands):

	For the Six Months Ended June 30, 2024
	Amount	%
Distributions
Payable in cash	$2,287	57.2%
Reinvested in shares	1,708	42.8%
Total distributions	$3,995	100%

Sources of Distributions
Cash flows from operating activities	$3,995	100.0%
Offering proceeds	-	0.0%
Total sources of distributions	$3,995	100%

Cash flows from operating activities	$8,005

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

Subsequent Events

Loan Originations

On August 1, 2024, the Company originated a $78.2 million floating rate first mortgage loan collateralized by a diverse portfolio of seven newly-constructed, interior corridor, climate-controlled self-storage facilities located in seven states across the United States. The properties were delivered in 2022-2023 and the mortgage loan is intended to bridge the portfolio’s financing through the remainder of the lease-up period to stabilized occupancy. The initial term of the mortgage loan is three years and provides for two one-year extension options, subject to the satisfaction of certain pre-defined conditions by the borrower. The total initial funding amount was $65.8 million. The initial funding of the loan was funded by borrowings made under the Company's current repurchase agreements.

On August 7, 2024, the Company originated an $88.0 million floating rate first mortgage loan collateralized by a portfolio of five multifamily assets in Berkeley, CA. The properties were renovated between 2020 and 2023 and together comprise 179 units. The mortgage loan was funded by borrowings made under the MS-US Repurchase Agreement (as defined below). There are no future funding obligations associated with this mortgage loan, as the loan was fully funded at closing. The initial term of the loan is three years with two one-year extension options, subject to satisfaction of certain predefined conditions by the borrower.

MS-US Repurchase Facility

On July 25, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-US Repurchase Agreement”), with Morgan Stanley Mortgage Capital Holdings LLC (“MSMCH”), as administrative agent for Morgan Stanley, as a buyer, to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-US Repurchase Agreement. The MS-US Repurchase Agreement provides for asset purchases of up to $200.0 million with the ability to increase to $250.0 million as more particularly described therein (the “MS-US Facility”). As of August 9, 2024, based on the value of the investments pledged as collateral and the maximum advanced rate attributed to such collateral by MSMCH on behalf of Morgan Stanley, the Company was permitted to borrow up to $70.4 million under the terms of the MS-US Repurchase Agreement. The initial borrowing under the MS-US Repurchase Agreement was used to partially finance the origination of a mortgage loan backed by a portfolio of five multifamily properties located in Berkeley, CA, as discussed below.

Advances under the MS-US Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the MS-US Repurchase Agreement) for a one-month period plus a margin as agreed upon by MSMCH on behalf of Morgan Stanley and the seller for each transaction. The maturity date of the MS-US Facility is July 25, 2027, subject to a one (1) year extension at the seller’s option and, if such option is exercised, another one (1) year extension at the seller’s request subject to the consent of MSMCH, in each case, subject to satisfaction of certain customary conditions.

In connection with the MS-US Repurchase Agreement, the Company entered into a Guaranty Agreement (the “MS-US Guaranty”), pursuant to which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-US Repurchase Agreement. The MS-US Guaranty may become full recourse to the Company upon the commencement of a voluntary bankruptcy or insolvency proceeding by Seller or collusive involuntary bankruptcy or insolvency proceeding against Seller or the Company. The Company is also liable under the Guaranty for actual costs, expenses or liabilities actually incurred by MSMCH and/or Morgan Stanley resulting from customary “bad boy” events as described in the MS-US Guaranty.

The MS-US Repurchase Agreement and the MS-US Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type.

Private Offering

Subsequent to June 30, 2024 through the filing date of August 9, 2024, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	576,698	$11,719
Class I Common Shares	386,204	7,740
Class E Common Shares	-	-
Total	962,902	$19,459

Subsequent to June 30, 2024 through the filing date of August 9, 2024, the Company also issued the following shares under the DRIP (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	28,477	$571
Class I Common Shares	20,692	415
Class E Common Shares	206	4
Total	49,375	$990

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our interest income, net of interest expense (“net interest income”) is expected to be exposed to interest rate volatility primarily as a result of the floating rate nature of the investments we plan to hold and the financing we plan to place on them. Additionally, we may use company-level facilities featuring floating interest rates for liquidity and working capital purposes. Furthermore, we may make investments in fixed and floating rate debt securities and the value of our positions may increase or decrease depending on interest rate movements. Finally, interest rate changes may impact the demand for loans and the availability of financing needed to expand our investment portfolio.

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

The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of June 30, 2024.

The estimated impacted on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$1,680	9.96%
-1.00%	$(1,680)	-9.96%

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income and principal payments) we expect to receive from our foreign currency denominated investments. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments.

The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), as well as our expected future net interest receipts (amounts in thousands):

June 30, 2024
GBP
Foreign currency assets	£148,575
Foreign currency liabilities	(119,747)
Foreign currency contracts - notional, net(1)	(32,525)
Net exposure to exchange rate fluctuations	(3,697)
Net exposure to exchange rate fluctuations in USD (2)	$(4,675)

(1) Includes derivative hedging instruments used to mitigate risk related to the impact on GBP-denominated interest income and interest expense. As of June 30, 2024, the total projected net amount of GBP-denominated interest income and expense cash flows addressed by these instruments is £2.5 million.

(2) Represents the U.S. dollar equivalent using the GBP closing rate of 1.2645 as of June 30, 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2024, we were not subject to any material legal proceedings.

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

The below table details the common shares sold in the offering (primary and distribution reinvestment plan) (amounts in thousands except share amounts):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration
	Class S Common Shares	Class I Common Shares	Class E Common Shares
April 1, 2024(1)	1,093,637	671,484	6,443	$35,693
May 1, 2024(2)	424,524	596,135	102	20,519
June 3, 2024(3)	343,117	593,436	102	18,793
Total	1,861,278	1,861,055	6,647	$ 75,005(4)

(1) Includes 147,267 Class S shares, 79,471 Class I shares and 2,041 Class E shares issued on April 1, 2024, pursuant to the Company’s distribution reinvestment plan.

(2) Includes 217,921 Class S shares, 115,577 Class I shares and 2,055 Class E shares issued on May 1, 2024, pursuant to the Company’s distribution reinvestment plan.

(3) Includes 247,230 Class S shares, 177,396 Class I shares and 2,068 Class E shares issued on June 3, 2024, pursuant to the Company’s distribution reinvestment plan.

(4) Includes upfront selling commissions and dealer manager fees for Class S Common Shares of $313.

Share Repurchase Plan

On November 10, 2023, our board of trustees adopted a share repurchase plan, whereby shareholders may request on a quarterly basis that we repurchase all or any portion of their shares. We commenced our share repurchase plan with the calendar quarter ended March 31, 2024, which was the first full calendar quarter following the initial closing of the continuous private offering. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular calendar quarter, in our discretion, subject to any limitations in the share repurchase plan.

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

During the quarter ended June 30, 2024, no common shares were repurchased pursuant to the Company’s share repurchase plan.

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
10.1

Master Repurchase and Securities Contract Agreement, dated April 23, 2024, by and among SCREDIT Mortgage Funding Sub-4, LLC, as Seller, SCREDIT Mortgage Funding Sub-4-T, LLC, as Seller, and Morgan Stanley Bank, N.A., as Purchaser (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and incorporated by reference herein)

10.2

Guaranty, dated April 23, 2024, made by Starwood Credit Real Estate Income Trust in favor of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and incorporated by reference herein)

10.3

Master Repurchase and Securities Contract Agreement, dated June 21, 2024, by and among SCREDIT Mortgage Funding Sub-2, LLC, as Seller, SCREDIT Mortgage Funding Sub-2-T, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2024, and incorporated by reference herein)

10.4

Guarantee Agreement, dated June 21, 2024, made by Starwood Credit Real Estate Income Trust in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2024, and incorporated by reference herein)

10.5

Master Repurchase and Securities Contract Agreement, dated July 25, 2024, by and among SCREDIT Mortgage Funding Sub-3, LLC, as Seller, SCREDIT Mortgage Funding Sub-3-T, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent for Morgan Stanley Bank, N.A., as a Buyer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2024, and incorporated by reference herein)

10.6

Guaranty Agreement, dated July 25, 2024, made by Starwood Credit Real Estate Income Trust in favor of Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent on behalf of Morgan Stanley Bank, N.A., as a Buyer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2024, and incorporated by reference herein)

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
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Condensed Consolidated Statement of Cash Flows

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: August 9, 2024
By: /s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: August 9, 2024	By:/s/ Marc A. Fox
Name: Marc A. Fox
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)