Form 10-Q
period 2024-09-30
Starwood Credit Real Estate Income Trust
filed 2024-11-13
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

As of November 12, 2024, the issuer had the following shares outstanding: 4,907,451 shares of Class S common shares, 1,662,899 shares of Class E common shares, and 3,515,186 shares of Class I common shares. There are no outstanding shares of Class T common shares or Class D common shares.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and for the Period from July 14, 2023 (date of initial capitalization) through September 30, 2023	3
Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity for the Three and Nine Months Ended September 30, 2024 and for the Period from July 14, 2023 (date of initial capitalization) through September 30, 2023	4
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2024 and for the Period from July 14, 2023 (date of initial capitalization) through September 30, 2023	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	34
PART II. OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosure	36
Item 5. Other Information	36
Item 6. Exhibits and Financial Statements	37
SIGNATURES	38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Cash and cash equivalents	$2,784	$777
Loans receivable, at fair value	805,444	158,288
Accrued interest receivable	4,063	214
Total assets	$812,291	$159,279
LIABILITIES AND EQUITY
Loans payable, at fair value	$614,002	$120,196
Derivative instrument liabilities, at fair value	2,102	-
Due to advisor	6,062	4,075
Accrued shareholder servicing fees	6,872	422
Interest payable	2,535	305
Distribution payable	1,174	246
Accrued expenses and other liabilities	366	140
Total liabilities	633,113	125,384

Commitments and contingencies (Note 6)	-	-
Redeemable common shares - Class E shares, par value $0.01 per share; 1,635,243 and 1,603,050 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	33,389	32,199
Equity
Common shares - Class S shares, par value $0.01 per share; 4,644,692 and 259,750 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	47	3
Common shares - Class I shares, par value $0.01 per share; 3,309,625 and 67,050 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	33	1
Additional paid-in capital	149,087	3,683
Accumulated earnings (deficit) and cumulative distributions	(3,378)	(1,991)
Total shareholders' equity	145,789	1,696
Total liabilities, redeemable common shares, and equity	$812,291	$159,279

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the Period from July 14, 2023 (date of initial capitalization) through September 30, 2023

Revenues
Interest income	$12,629	$25,528	$-
Other revenue	3,392	6,492	-
Total Revenues	16,021	32,020	-
Expenses
Interest expense	7,824	15,184	-
Financing fees	928	4,213	-
Professional fees	716	2,085	-
Management fees	478	889	-
General and administrative	86	216	-
Performance fees	560	688	-
Total Expenses	10,592	23,275	-
Gains (losses) from operations and financing
Unrealized loss on loans receivable	(2,673)	(5,242)	-
Unrealized gain on loans payable	132	1,864	-
Unrealized loss on derivative instruments, net	(1,628)	(2,102)	-
Gain on foreign currency translation	2,144	2,708	-
Total loss from operations and financing, net	(2,025)	(2,772)	-
Net income	$3,404	$5,973	$-
Net income per common share, basic	$0.37	$0.89	$-
Net income per common share, diluted	$0.37	$0.89	$-
Weighted-average common shares outstanding, basic	9,168,764	6,714,773	50
Weighted-average common shares outstanding, diluted	9,170,895	6,716,161	50

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2024 and For the Period from July 14, 2023 (date of initial capitalization) through September 30, 2023

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity

Balance at June 30, 2024	$33,137	$39	$28	$122,635	$(3,418)	$119,284
Common shares issued	7	8	5	28,140	—	28,153
Offering costs	—	—	—	(1,458)	—	(1,458)
Amortization of share grants	15	—	—	—	—	-
Net income	—	—	—	—	3,404	3,404
Remeasurement of redeemable common shares	230	—	—	(230)	—	(230)
Distributions declared on common shares	—	—	—	—	(3,364)	(3,364)
Balance at September 30, 2024	$33,389	$47	$33	$149,087	$(3,378)	$145,789

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2023	$32,199	$3	$1	$3,683	$(1,991)	$1,696
Common shares issued	647	44	32	153,628	—	153,704
Offering costs	—	—	—	(7,726)	—	(7,726)
Amortization of share grants	45	—	—	—	—	-
Net income	—	—	—	—	5,973	5,973
Remeasurement of redeemable common shares	498	—	—	(498)	—	(498)
Distributions declared on common shares	—	—	—	—	(7,360)	(7,360)
Balance at September 30, 2024	$33,389	$47	$33	$149,087	$(3,378)	$145,789

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity

Balance at July 14, 2023 (date of initial capitalization)	$—	$—	$—	$—	$—	$—
Common shares issued	1	—	—	—	—	1
Offering costs	—	—	—	—	—	-
Amortization of share grants	—	—	—	—	—	-
Net income	—	—	—	—	—	-
Remeasurement of redeemable common shares	—	—	—	—	—	-
Distributions declared on common shares	—	—	—	—	-	-
Balance at September 30, 2023	$1	$-	$-	$-	$-	$1

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2024	For the Period from July 14, 2023 (date of initial capitalization) through September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,973	$-
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on loans payable	(1,864)	-
Unrealized loss on loans receivable	5,242	-
Unrealized loss on derivative instruments, net	2,102
Gain on foreign currency translation	(2,708)	-
Financing fees	4,213	-
Amortization of share grants	45	-
Change in assets and liabilities
Increase in due to advisor	1,613	-
Increase in accrued interest receivable	(3,849)	-
Increase in other liabilities	2,458	-
Net cash provided by operating activities	13,225	-

CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and funding activities	(639,537)	-
Net cash used in investing activities	(639,537)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under loans payable	627,508	-
Financing fees	(4,213)	-
Repayments of loans payable	(142,250)	-
Contributions received from common shares issued	154,351	1
Offering costs	(904)	-
Distributions	(6,432)	-
Net cash provided by financing activities	628,060	1

Effect of exchange rate changes on cash balances	259	—

Net change in cash and cash equivalents	2,007	1
Cash and cash equivalents, beginning of period	777	-
Cash and cash equivalents, end of period	$2,784	$1

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,290	$-

Non-cash activities:
Accrued shareholder servicing fees due to affiliate	$6,783	$-
Accrued offering costs due to affiliate	39	-
Distributions payable	928	-

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company,” “we,” “our,” and “us”) was formed on June 28, 2023, as a Maryland statutory trust and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are expected to be primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company is externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”).

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

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2023. Since the Company has elected to be taxed as a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even though the Company has elected to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. On December 1, 2023, the Company granted 3,002 restricted Class E shares to its independent trustees with a fair value of $60,040, based on the NAV per share as of December 1, 2023, that vest one year from the date of grant. For the three and nine months ended September 30, 2024, the Company recognized compensation expenses of $15,010 and $45,030, respectively. None of the shares granted to the trustees have vested as of September 30, 2024.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During the three and nine month periods ending September 30, 2024, the Advisor earned $0.6 million and $0.7 million of performance fees, respectively. The Advisor elected to receive all Performance Fee compensation in the form of 27,448 and 33,790 Class E shares for fees incurred during the three and nine month periods ending September 30, 2024, respectively, which were issued to the Advisor in April and October 2024. The Class E shares issued to the Advisor as payment for Performance Fees due are recorded as an increase to shareholders’ equity with an offsetting decrease to performance fees payable (Due to Advisor) on the date of the delivery of the shares. As discussed in Note 8 – “Redeemable Common Shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s condensed consolidated balance sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date. No Performance Fee was earned by the Advisor for the period ended December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of September 30, 2024, the Company's assets included multiple CRE loans and an investment in a loan participation denominated in Pound Sterling (“GBP”). Refer to Note 3- “Investment in Loans Receivable” for additional information.

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

See Note 7- “Derivatives and Hedging Activity”, for further details.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. Gains and losses from translation of foreign currency denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the Company’s condensed consolidated statements of operations. Aggregate foreign currency transaction gains included in operations totaled $2.1 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. These amounts are recorded as a component of Gains (losses) from operations and financing in the Company’s condensed consolidated statements of operations.

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

3. Investment in Loans Receivable

As of September 30, 2024, the Company's held for investment loan portfolio was as follows (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.95%	$188,326	$181,178	$179,303	Monthly; I/O	10/29/2029
Multifamily	Berkeley, CA	8/7/2024	7.95%	88,000	88,000	87,404	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	8.50%	78,209	65,834	65,124	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	8.51%	20,000	20,000	19,833	Monthly; I/O	6/27/2026
Industrial	Various, United Kingdom	4/25/2024(4)	7.86%	200,625	200,625	198,879	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	8.48%	96,300	93,800	93,191	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	8.54%	185,050	163,082	161,710	Monthly; I/O	12/9/2028
				$856,510	$812,519	$805,444

As of December 31, 2023, the Company's held for investment loan portfolio was as follows (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Hayward, CA	11/30/2023	8.60%	$185,050	$160,000	$158,288	Monthly; I/O	12/9/2028
				$185,050	$160,000	$158,288

(1) Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread.

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

On September 12, 2024, the Company originated a $188.3 million floating-rate first mortgage loan of which $181.2 million was funded at closing. The loan is collateralized by a portfolio of 21 industrial properties located in Nashville, TN and Atlanta, GA. At origination, the portfolio was occupied by 80+ tenants. The initial term of the mortgage loan is three years and provides for two one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. Through September 30, 2024, no additional amounts have been funded under the terms of this mortgage loan. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

On August 7, 2024, the Company originated an $88.0 million floating rate first mortgage loan collateralized by a portfolio of five multifamily assets in Berkeley, CA. The properties were renovated between 2020 and 2023 and together comprise 179 units. There are no future funding obligations associated with this mortgage loan, as the loan was fully funded at closing. The initial term of the mortgage loan is three years

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

with two one-year extension options, subject to satisfaction of certain predefined conditions by the borrower. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

On August 1, 2024, the Company originated a $78.2 million floating rate first mortgage loan collateralized by a portfolio of seven interior corridor, climate-controlled self-storage facilities located in seven states across the United States. The properties were constructed between 2022-2023 and the mortgage loan is intended to bridge the portfolio’s financing through the remainder of the lease-up period to stabilized occupancy. The initial term of the mortgage loan is three years and provides for two one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. The total initial funding amount was $65.8 million. Through September 30, 2024, no additional amounts have been funded under the terms of this mortgage loan. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

On June 27, 2024, the Company originated a $20.0 million floating rate first mortgage loan collateralized by a 16-unit multifamily property located in the Tribeca neighborhood in Manhattan (New York), NY. The initial term of the mortgage loan is two years with three one-year extension options, subject to satisfaction of certain predefined conditions by the borrower. The mortgage loan was fully funded at closing. Monthly payments consist of interest only and a balloon payment at maturity.

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

On February 9, 2024, the Company originated a $93.8 million floating rate first mortgage loan collateralized by 620 apartments in two adjacent multifamily assets that are operated together as one property in Houston, TX. One asset was constructed in 2009 and the other was built in 2011. The initial term of the loan is two years and the loan also features three one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. The total loan commitment is $96.3 million reflecting plans for as much as $2.5 million of additional advances to the borrower subject to the satisfaction of certain predefined conditions. Through September 30, 2024, no additional amounts have been funded under the terms of this loan. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

On November 30, 2023, the Company originated a first mortgage and mezzanine loan collateralized by a 474-unit multifamily property which also features 83,000 square feet of ground floor retail space. The property is located in Hayward, CA, which is in the East Bay region of Northern California. The improvements were constructed in 2022 and the property is currently in the latter stage of the lease-up phase. The mortgage loan has floating rate first mortgage and mezzanine components. Principal in the amount of $160.0 million was funded at closing. The total loan commitment is $185.0 million. Consistent with the initial funding, 80% of any future funding amounts will be allocated to the first mortgage position and the remainder will be allocated to the mezzanine loan. During the nine months ended September 30, 2024, $3.1 million of additional proceeds were funded to the borrower. The initial term of the loan is three years, with two one-year options, subject to satisfaction of certain predefined conditions of the borrower. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Loans Payable

The following table presents the value of loans payable as of the period ended September 30, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate(5)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Citibank Repurchase Agreement (1)	7.44%	$600,000	$399,500	$200,500	$200,132	$254,901	6/21/2026	6/21/2029
MS International Repurchase Agreement (2)	6.80%	200,625	40,125	160,500	160,163	198,879	2/15/2029	2/15/2029
WF Repurchase Agreement (3)	7.26%	250,000	52,058	197,942	196,866	264,260	6/21/2026	6/21/2029
MS US Repurchase Agreement (4)	7.09%	200,000	142,750	57,250	56,841	87,404	7/25/2027	7/25/2029
		$1,250,625	$634,433	$616,192	$614,002	$805,444

The following table presents the value of loans payable as of the period ended December 31, 2023 (amounts in thousands):

Description	Weighted Average Interest Rate(4)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Citibank Repurchase Agreement (1)	7.61%	$250,000	$129,500	$120,500	$120,196	$158,288	12/14/2025	12/14/2028
		$250,000	$129,500	$120,500	$120,196	$158,288

(1) On June 21, 2024, the Company entered into an amended Master Repurchase Agreement (as amended and together with the related transaction documents, the “Citibank Repurchase Agreement”) with Citibank, N.A. (“Citibank”) to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citibank Repurchase Agreement. As a result of the amendment, the Citibank Repurchase Agreement provides for asset purchases of up to $600.0 million (reflecting an increase from the previous $250.0 million limit) by Citibank. In addition, the initial maturity date of the Citibank Facility was extended to June 21, 2026 (from December 14, 2025) and the commencement dates of each of the three one-year extension option periods were rescheduled to the respective anniversary dates of the initial maturity date. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the Citibank Repurchase Agreement.

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

(3) On June 21, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “WF Repurchase Agreement”), with Wells Fargo Bank, N.A. (“Wells Fargo”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the WF Repurchase Agreement. The initial maturity date is June 21, 2026. The borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the WF Repurchase Agreement.

(4) On July 25, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-US Repurchase Agreement”), with Morgan Stanley Mortgage Capital Holdings LLC (“MSMCH”), as administrative agent for Morgan Stanley, as a buyer, to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-US Repurchase Agreement. The MS-US Repurchase Agreement provides for asset purchases by MSMCH on behalf of Morgan Stanley of up to $200.0 million with the ability to increase to $250.0 million as more particularly described therein (the “MS-US Facility”). The maturity date of the MS-US Facility is July 25, 2027, subject to a one (1) year extension at the Company’s option and, if such option is exercised, another one (1) year extension at the Company’s request subject to the consent of MSMCH, in each case, subject to satisfaction of certain customary conditions. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-US Repurchase Agreement.

(5) Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread.

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of September 30, 2024, the Company is in compliance with all covenants.

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

5. Accrued Expenses and Other Liabilities

The following table summarizes the components of accrued expenses and other liabilities (amounts in thousands):

	September 30, 2024	December 31, 2023
Deposit liability	$-	$125
Trustee compensation payable	45	15
Unearned revenue	320	-
Other	1	-
Total accrued expenses and other liabilities	$366	$140

6. Commitments and Contingencies

As of September 30, 2024, and December 31, 2023, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain foreign currency risk from our investments in securities denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of September 30, 2024, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

We have entered into foreign exchange (“FX”) forward contracts pursuant to which we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments. The following table summarizes our non-designated derivatives as of September 30, 2024 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts- Sell GBP	5	31,875	GBP	December 2024 - June 2027
	5

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Foreign exchange contracts	$-	$-	$2,102	$-
	$-	$-	$2,102	$-

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 (amounts in thousands):

		Amount of Gain (Loss) Recognized in Income for the
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three months ended September 30, 2024	Nine months ended September 30, 2024
Foreign exchange contracts	Unrealized loss on derivative instruments, net	$(1,628)	$(2,102)
		$(1,628)	$(2,102)

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

The following table details the movement of and proceeds received from the Company’s outstanding redeemable common shares during the three months ended September 30, 2024 (amounts in thousands except share amounts):

Redeemable Common Shares
Shares outstanding as of June 30, 2024	1,634,933
Redeemable common shares issued	-
Redeemable common shares issued as performance fee compensation	-
DRIP shares issued	310
Shares outstanding as of September 30, 2024	1,635,243

Proceeds from issuance of redeemable common shares	$6

The following table details the movement of and proceeds received from the Company’s outstanding redeemable common shares during the nine months ended September 30, 2024 (amounts in thousands except share amounts):

Redeemable Common Shares
Shares outstanding as of December 31, 2023	1,603,050
Redeemable common shares issued	24,934
Redeemable common shares issued as performance fee compensation	6,342
DRIP shares issued	917
Shares outstanding as of September 30, 2024	1,635,243

Proceeds from issuance of redeemable common shares	$518

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the movement of and proceeds received from the Company’s outstanding redeemable common shares during the period from July 14, 2023 (date of initial capitalization) through September 30, 2023 (amounts in thousands except share amounts):

Redeemable Common Shares
Shares outstanding as of July 14, 2023 (date of initial capitalization)	-
Redeemable common shares issued	50
Redeemable common shares issued as performance fee compensation	-
DRIP shares issued	-
Shares outstanding as of September 30, 2023	50

Proceeds from issuance of redeemable common shares	$1

At September 30, 2024, all issued and outstanding Class E shares are classified in temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization (as defined below), the Company is required to repurchase such shares upon the request of the holder following the Applicable Liquidity Date (as defined below), subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of management fees and/or performance fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the Advisory Agreement (as defined below). The redeemable common shares are subsequently adjusted to equal what the redemption amount would be as if redemption were to occur at the reporting date. As of September 30, 2024, the redeemable common shares are remeasured using the NAV per share as of September 30, 2024 with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

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

Distributions

The following table details the aggregate distributions declared for redeemable common shares for the three months ended September 30, 2024:

Redeemable Common Shares
Aggregate gross distributions declared per common share	$0.3876
Shareholder servicing fee per common share(1)	-
Net distributions declared per common share	$0.3876

The following table details the aggregate distributions declared for redeemable common shares for the nine months ended September 30, 2024:

Redeemable Common Shares
Aggregate gross distributions declared per common share	$1.1628
Shareholder servicing fee per common share(1)	-
Net distributions declared per common share	$1.1628

(1) There is no shareholder servicing fee with respect Class E shares. Refer to Note 11 — “Related Party Transactions” below for further information on shareholder servicing fees.

There were no distributions declared for redeemable common shares for the period from July 14, 2023 (date of initial capitalization) through September 30, 2023.

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

The following table details the movement of and proceeds received from the Company’s outstanding common shares during the three months ended September 30, 2024 (amounts in thousands except share amounts):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of June 30, 2024	3,830,460	2,729,599	6,560,059
Common shares issued	769,503	548,348	1,317,851
DRIP shares issued	44,729	31,678	76,407
Shares outstanding as of September 30, 2024	4,644,692	3,309,625	7,954,317

Proceeds from issuance of common shares	$16,317	$11,620	$27,936

The following table details the movement of and proceeds received from the Company’s outstanding common shares during the nine months ended September 30, 2024 (amounts in thousands except share amounts):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2023	259,750	67,050	326,800
Common shares issued	4,299,507	3,189,358	7,488,865
DRIP shares issued	85,435	53,217	138,652
Shares outstanding as of September 30, 2024	4,644,692	3,309,625	7,954,317

Proceeds from issuance of common shares	$88,542	$64,945	$153,487

As of September 30, 2024, no Class D or Class T shares have been issued.

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

The aggregate NAV of total repurchases of Class T shares, Class S shares, Class D shares, and Class I shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares) under the share repurchase plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Advisor pursuant to the Advisory Agreement (as defined below) are not subject to the share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction.

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

For the three months and nine months ended September 30, 2024, the Company received no repurchase requests.

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the three months ended September 30, 2024:

	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$0.3876	$0.3876
Shareholder servicing fee per common share	0.0428	-
Net distributions declared per common share	$0.3448	$0.3876

The following table details the aggregate distributions declared for Class S and Class I common shares for the nine months ended September 30, 2024:

	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$1.1628	$1.1628
Shareholder servicing fee per common share	0.1275	-
Net distributions declared per common share	$1.0353	$1.1628

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

Fair Value Disclosure

The following table presents our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy (amounts in thousands):

	September 30, 2024			December 31, 2023
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	-	-	$805,444	-	-	$158,288
Total	-	-	$805,444	-	-	$158,288

Financial Liabilities:
Loans payable, at fair value	-	-	$(614,002)	-	-	$(120,196)
Derivative instrument liabilities, at fair value	-	$(2,102)	-	-	-	-
Total	-	$(2,102)	$(614,002)	-	-	$(120,196)

The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the nine months ended September 30, 2024 (amounts in thousands):

Balance as of December 31, 2023	$158,288
Loan originations and fundings	639,537
Unrealized loss on loans receivable, net of foreign currency translation	7,619
Balance as of September 30, 2024	$805,444

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the nine months ended September 30, 2024 (amounts in thousands):

Balance as of December 31, 2023	$(120,196)
Borrowings under repurchase agreements	(627,508)
Repayments under repurchase agreements	142,250
Gain on loans payable, net of foreign currency translation	(8,548)
Balance as of September 30, 2024	$(614,002)

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Financial Assets:
Loans receivable, at fair value	$805,444	Discounted cash flow	Discount Rate	8.23%
Financial Liabilities:
Loans payable, at fair value	$(614,002)	Discounted cash flow	Discount Rate	7.16%

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Financial Assets:
Loans receivable, at fair value	$158,288	Discounted cash flow	Discount Rate	9.06%
Financial Liabilities:
Loans payable, at fair value	$(120,196)	Discounted cash flow	Discount Rate	7.97%

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

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor will be paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on our common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. The Advisor agreed to waive its Management Fee for the first three months following the initial closing of our continuous private offering (the period through February 29, 2024), and accordingly, no management fee was earned during the year ended December 31, 2023. During the three and nine month periods ended September 30, 2024, Management Fees earned by the Advisor were $0.5 million and $0.9 million, respectively.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”) which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. For purposes of the Performance Fee, “adjusted capital” means cumulative net proceeds generated from sales of our Class T shares, Class S shares, Class D shares and Class I shares (including proceeds from the DRIP) reduced for distributions from dispositions of our investments paid to Class T, Class S, Class D and Class I shareholders and amounts paid to Class T, Class S, Class D and Class I shareholders for share repurchases pursuant to our share repurchase plan. The Advisor will not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once our Core Earnings exceed the Annual Hurdle Rate, the Advisor is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed a percentage of average adjusted

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor is entitled to receive 12.5% of our Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. The Company does not pay the Advisor a Performance Fee on Class E shares. To the extent that the Advisor elects to receive any portion of the Performance Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. During the three and nine month periods ended September 30, 2024, the Advisor earned Performance Fees of $0.6 million and $0.7 million, respectively. The Advisor has elected to receive all Performance Fees earned in Class E shares. During the year ended, December 31, 2023, no Performance Fee was earned.

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

The following table details the components of Due to Advisor as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Accrued operating expenses	$2,338	$893
Accrued organization expenses	666	888
Accrued offering costs	2,333	2,294
Accrued management fees	165	-
Accrued performance fees	560	-
Total	$6,062	$4,075

Accrued operating costs

The Advisor has agreed to advance certain of the Company’s operating expenses through the first anniversary of the date of the initial closing of the continuous private offering (December 1, 2024). The Advisor had incurred operating costs on the Company’s behalf of $2.3 million and $0.9 million, as of September 30, 2024 and December 31, 2023, respectively. On October 16, 2024, the Company and the Advisor entered into Amendment No. 1 to the Advisory Agreement (the “Amendment”), which amends, among other things, the provisions of the Agreement related to the reimbursement by the Company to the Advisor of the organization and offering expenses and certain operating expenses. Pursuant to the Amendment, the Advisor agreed for the Company’s benefit that the Advisor shall be reimbursed for all such advanced operating expenses ratably over a 60-month period commencing in January 2026. Operating expenses incurred after the first anniversary of the initial closing of its private offering will be paid by the Company as incurred.

Accrued organization and offering costs

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the initial closing of the continuous private offering (December 1, 2024). The Advisor had incurred organization and offering costs on the Company’s behalf of $3.0 million, consisting of offering costs of $2.3 million and organization costs of $0.7 million, and $3.2 million, consisting of offering costs of $2.3 million and organization costs of $0.9 million, as of September 30, 2024 and December 31, 2023, respectively. The organization costs are recorded on the condensed consolidated statement of operations and the offering costs are charged to equity. Pursuant to Amendment, the Advisor agreed for the Company’s benefit that the Advisor shall be reimbursed for all such advanced organization and offering expenses ratably over a 60-month period commencing in January 2026.

Accrued Shareholder Servicing Fees

The Company entered into a deal manager agreement (the "Dealer Manager Agreement") with Starwood Capital L.L.C. (the "Dealer Manager"), on October 31, 2023. The Dealer Manager is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such shareholder servicing fee includes an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares. However, with respect to Class T shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Dealer Manager did not retain any shareholder servicing fees.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were $6.9 million and $0.4 million as of September 30, 2024, and December 31, 2023, respectively.

12. Net Income Per Share

Net income per common share for the three months ended September 30, 2024, is computed as follows (in thousands, except for share and per share data):

Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$3,404
Weighted-average common shares outstanding, basic	9,168,764
Basic net income per common share	$0.37
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$3,404
Weighted-average common shares outstanding, diluted(1)	9,170,895
Diluted net income per common share	$0.37

Net income per common share for the nine months ended September 30, 2024, is computed as follows (in thousands, except for share and per share data):

Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$5,973
Weighted-average common shares outstanding, basic	6,714,773
Basic net income per common share	$0.89
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$5,973
Weighted-average common shares outstanding, diluted(1)	6,716,161
Diluted net income per common share	$0.89

(1) Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested stock awards. As of September 30, 2024, 3,002 unvested shares were outstanding.

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

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Subsequent Events

Deferral of Reimbursement to Advisor and Temporary Waiver of Management Fees

On October 16, 2024, the Board of Trustees approved the Amendment, which amends the provisions of the Advisory Agreement related to the waiver of the management fee and reimbursement by the Company to the Advisor of the Company’s organization and offering expenses and certain of the Company’s operating expenses that had been advanced by the Advisor through the first anniversary of the initial closing of the continuous private offering (the “Advanced Expenses”). Pursuant to the Amendment, the Advisor agreed to (i) be reimbursed by the Company for the Advanced Expenses in 60 equal monthly installments commencing January 1, 2026, (ii) an additional waiver of its management fee beginning on January 1, 2025 and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) Distribution Reinvestment Plan and (ii) any investment from Strategic Investors (as defined in the Amendment)) exceeds $300,000,000 (measured from and including subscriptions in January 2025).

Private Offering

Subsequent to September 30, 2024 through the date hereof, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	227,662	4,645
Class I Common Shares	183,039	3,668
Class E Common Shares	-	-
Total	410,701	$8,313

Subsequent to September 30, 2024 through the date hereof, the Company also issued the following shares under the DRIP (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	35,097	$704
Class I Common Shares	22,522	451
Class E Common Shares	209	4
Total	57,828	$1,159

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

Overview

We are a Maryland statutory trust formed on June 28, 2023 and we have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023. We are externally managed by our investment advisor, Starwood Credit Advisors, L.L.C. (“Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together any entity that is controlled by, controls or is under common control with Starwood Holdings, and any of their respective predecessor entities, “Starwood Capital” or the “Sponsor”). Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $80 billion of capital and currently has approximately $115 billion of assets under management.

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

Our board of trustees has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, we delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Quarterly Report on Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

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

Q3 2024 Highlights

Fundraising and Distributions

•
During the three and nine months ended September 30, 2024, pursuant to the Company’s continuous, blind pool private offering, the Company sold an aggregate of 1,317,851 and 7,520,141, respectively, of its common shares for aggregate net consideration of approximately $26.4 million and $150.5 million, respectively, plus applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder. In addition, during the three and nine months ended September 30, 2024, the Company issued 76,717 and 139,569 shares, respectively, pursuant to its distribution reinvestment plan (the “DRIP”) for aggregate net consideration of approximately $1.5 million and $2.8 million, respectively.
•
During the three months ended September 30, 2024, the Company declared aggregate distributions of $0.3448, $0.3876 and $0.3876 per Class S share, Class I share and Class E share, respectively. During the nine months ended September 30, 2024, the Company declared aggregate distributions of $1.0353, $1.1628 and $1.1628 per Class S share, Class I share and Class E share, respectively. Refer to the Distributions section below for further details on the distributions declared.

Investments

•
On August 1, 2024, the Company originated a $78.2 million floating rate first mortgage loan collateralized by a portfolio of seven interior corridor, climate-controlled self-storage facilities located in seven states across the United States. The properties were constructed between 2022-2023 and the mortgage loan is intended to bridge the portfolio’s financing through the remainder of the lease-up period to stabilized occupancy. The initial term of the mortgage loan is three years and provides for two one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. The total initial funding amount was $65.8 million. Through September 30, 2024, no additional amounts have been funded under the terms of this mortgage loan. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.
•
On August 7, 2024, the Company originated an $88.0 million floating rate first mortgage loan collateralized by a portfolio of five multifamily assets in Berkeley, CA. The properties were renovated between 2020 and 2023 and together comprise 179 units. There are no future funding obligations associated with this mortgage loan, as the loan was fully funded at closing. The initial term of the mortgage loan is three years with two one-year extension options, subject to satisfaction of certain predefined conditions by the borrower. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.
•
On September 12, 2024, the Company originated a $188.3 million floating-rate first mortgage loan of which $181.2 million was funded at closing. The loan is collateralized by a portfolio of 21 industrial properties located in Nashville, TN and Atlanta, GA. At origination, the portfolio was occupied by 80+ tenants. The initial term of the mortgage loan is three years and provides for two one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. Through September 30, 2024, no additional amounts have been funded under the terms of this mortgage loan. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

Financings

•
On July 25, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-US Repurchase Agreement”), with Morgan Stanley Mortgage Capital Holdings LLC (“MSMCH”), as administrative agent for Morgan Stanley, as a buyer (“Morgan Stanley”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-US Repurchase Agreement. The MS-US Repurchase Agreement provides for asset purchases by MSMCH on behalf of Morgan Stanley of up to $200.0 million with the ability to increase to $250.0 million as more particularly described therein (the “MS-US Facility”). The maturity date of the MS-US Facility is July 25, 2027, subject to a one (1) year extension at the Company’s option and, if such option is exercised, another one (1) year extension at the Company’s request subject to the consent of MSMCH, in each case, subject to satisfaction of certain customary conditions. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-US Repurchase Agreement.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024 and June 30, 2024 ($ in thousands):

	For the Three Months Ended
	September 30, 2024	June 30, 2024
Revenues
Interest income	$12,629	$8,240
Other revenue	3,392	2,103
Total revenues	16,021	10,343
Expenses
Interest expense	7,824	4,650
Financing fees	928	2,906
Professional fees	716	798
Management fees	478	351
General and administrative	86	67
Performance fees	560	-
Total Expenses	10,592	8,772
Gains (losses) from operations and financing
Unrealized loss on loans receivable	(2,673)	(1,786)
Unrealized gain on loans payable	132	1,655
Unrealized loss on derivative instruments, net	(1,628)	(474)
Net gain on foreign currency translation	2,144	564
Total loss from operations and financing, net	(2,025)	(41)
Net income (loss)	$3,404	$1,530

•
During the three months ended September 30, 2024, total revenue were $16.0 million, and consisted of interest income of $12.6 million and other revenue of $3.4 million (predominantly origination fees). During the three months ended June 30, 2024, total revenues were $10.3 million, and consisted of interest income of $8.2 million and other revenue of $2.1 million (predominantly origination fees). The $5.7 million quarter over quarter increase in total revenues was primarily attributable to (i) the increase of the number of our loan investments, including the three newly-originated interest bearing loans during the third quarter with a total unpaid principal balance of $335.0 million and (ii) revenues related to earned interest for the entire calendar quarter on the loans originated during the prior quarter.
•
Interest expense was $7.8 million and $4.7 million for the three month periods ended September 30, 2024 and June 30, 2024, respectively. The $3.1 million quarter over quarter increase in interest expense was due to the larger debt balances outstanding required to finance the expanded loan investment portfolio, as discussed in the preceding paragraph.
•
Financing fees expense was $0.9 million and $2.9 million for the three month periods ended September 30, 2024 and June 30, 2024, respectively. The ($2.0) million quarter over quarter decrease in financing fees expense was due to the relatively high level of financing fees incurred during the second calendar quarter when two new debt funding facilities (the Morgan Stanley – International Repurchase Agreement and the Wells Fargo Repurchase Agreement) were established and the Citibank Repurchase Agreement was expanded and amended. In contrast, during the third calendar quarter of 2024, only one new debt funding facility (Morgan Stanley – US Repurchase Agreement) was established. In addition to the legal and other fees incurred in establishing these facilities, additional facility commitment fees were incurred and paid upon the execution of the relevant documents for each new facility based on the full funding capacity of the respective facilities.
•
During the three months ended September 30, 2024 and June 30, 2024, professional fees were approximately $0.7 million and $0.8 million, respectively. During the three months ended September 30, 2024, professional fees were primarily related to operating costs incurred during the period. $0.5 million of these costs have been advanced by the Advisor and paid on behalf of the Company. Pursuant to the Advisory Agreement, the Advisor may advance certain operating expenses on behalf of the Company through December 1, 2024, the first anniversary of the initial closing of the continuous private offering. Pursuant to the Amendment (as defined below), the Company will reimburse the outstanding balance of such advances to the Advisor ratably in 60 monthly installments commencing on January 1, 2026.
•
The Company pays the Advisor a management fee (the “Management Fee”) and a performance fee (the “Performance Fee”) pursuant to the terms of the Advisory Agreement. During the three month periods ended September 30, 2024 and June 30, 2024, Management Fees were $0.5 million and $0.4 million, respectively, as the Company continued to raise additional equity capital each month pursuant to its continuous private offering. Performance Fees during the three month period ended September 30, 2024, were $0.6 million. There were no Performance Fees incurred during the three month period ended June 30, 2024. Performance Fees during 2024, are based on the cumulative (year-to-date) Core Earnings as a percentage of average adjusted capital. For the first nine months of 2024, the Core Earnings as a percentage of average adjusted capital was in excess of the 5% annual hurdle rate, resulting in total Performance Fees of $0.7 million through September 30, 2024. Due to the adverse impact of the relatively high level of commitment fee expenses incurred during the three months ended June 30, 2024, related to the establishment of the MS-International Facility and the WF Facility, as well as expanding the capacity and extending the term of the Citibank Facility, cumulative (year-to-date) Core Earnings as a percentage of average adjusted capital was less than the 5% and therefore, zero Performance Fee expense was accrued during the three month period ending June 30, 2024.
•
During the three months ended September 30, 2024 and June 30, 2024, general and administrative expenses were $0.1 million and $0.1 million, respectively.
•
During the three months ended September 30, 2024, net loss from operations and financing was approximately $(2.0) million and was primarily related to $(2.7) million of unrealized losses on loan receivables arising from the receipt of origination fees on the new loan investments during the period, partially offset by net gain on foreign currency translation and derivative valuation.

Financial Condition

Investment Activities

As of September 30, 2024, the Company had originated six USD-denominated CRE mortgage loans and invested in one GBP denominated loan participation. The following table details the statistics of our loans receivable portfolio as of September 30, 2024 (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.95%	$188,326	$181,178	$179,303	Monthly; I/O	10/29/2029
Multifamily	Berkeley, CA	8/7/2024	7.95%	88,000	88,000	87,404	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	8.50%	78,209	65,834	65,124	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	8.51%	20,000	20,000	19,833	Monthly; I/O	6/27/2026
Industrial	Various, United Kingdom	4/25/2024(4)	7.86%	200,625	200,625	198,879	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	8.48%	96,300	93,800	93,191	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	8.54%	185,050	163,082	161,710	Monthly; I/O	12/9/2028
				$856,510	$812,519	$805,444

(1) Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread.

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

On September 12, 2024, the Company originated a $188.3 million floating-rate first mortgage loan of which $181.2 million was funded at closing. The loan is collateralized by a portfolio of 21 industrial properties located in Nashville, TN and Atlanta, GA. At origination, the portfolio was occupied by 80+ tenants. The initial term of the mortgage loan is three years and provides for two one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. Through September 30, 2024, no additional amounts have been funded under the terms of this mortgage loan. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

On August 7, 2024, the Company originated an $88.0 million floating rate first mortgage loan collateralized by a portfolio of five multifamily assets in Berkeley, CA. The properties were renovated between 2020 and 2023 and together comprise 179 units. There are no future funding obligations associated with this mortgage loan, as the loan was fully funded at closing. The initial term of the mortgage loan is three years with two one-year extension options, subject to satisfaction of certain predefined conditions by the borrower. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

On August 1, 2024, the Company originated a $78.2 million floating rate first mortgage loan collateralized by a portfolio of seven interior corridor, climate-controlled self-storage facilities located in seven states across the United States. The properties were constructed between 2022-2023 and the mortgage loan is intended to bridge the portfolio’s financing through the remainder of the lease-up period to stabilized occupancy. The initial term of the mortgage loan is three years and provides for two one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. The total initial funding amount was $65.8 million. Through September 30, 2024, no additional amounts have been funded under the terms of this mortgage loan. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

On June 27, 2024, the Company originated a $20.0 million floating rate first mortgage loan collateralized by a 16-unit multifamily property located in the Tribeca neighborhood in Manhattan (New York), NY. The property completed a $5.5 million renovation in 2019. The initial term of the mortgage loan is two years with three one-year extension options, subject to satisfaction of certain predefined conditions by the borrower. The mortgage loan was fully funded at closing. Monthly payments consist of interest only and a balloon payment at maturity.

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

On February 9, 2024, the Company originated a $93.8 million floating rate first mortgage loan collateralized by 620 apartments in two adjacent multifamily assets that are operated together as one property in Houston, TX. One asset was constructed in 2009 and the other was built in 2011. The initial term of the loan is two years and the loan also features three one-year extension options, subject to the satisfaction of certain predefined conditions by the borrower. The total loan commitment is $96.3 million reflecting plans for as much as $2.5 million of additional advances to the borrower subject to the satisfaction of certain predefined conditions. Through September 30, 2024, no additional amounts have been funded under the terms of this loan. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

On November 30, 2023, the Company originated a first mortgage and mezzanine loan collateralized by a 474-unit multifamily property which also features 83,000 square feet of ground floor retail space. The property is located in Hayward, CA, which is in the East Bay region of Northern California. The improvements were constructed in 2022 and the property is currently in the latter stage of the lease-up phase. The mortgage loan has floating rate first mortgage and mezzanine components. Principal in the amount of $160.0 million was funded at closing. The total loan commitment is $185.0 million. Consistent with the initial funding, 80% of any future funding amounts will be allocated to the first mortgage position and the remainder will be allocated to the mezzanine loan. During the nine months ended September 30, 2024, $3.1 million of additional proceeds were funded to the borrower. The initial term of the loan is three years, with two one-year options, subject to satisfaction of certain predefined conditions of the borrower. Payments on the mortgage loan consist of interest only and a balloon payment at maturity.

Financing Activities

We finance the majority of our CRE loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of September 30, 2024:

Description	Weighted Average Interest Rate(5)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Citibank Repurchase Agreement (1)	7.44%	$600,000	$399,500	$200,500	$200,132	$254,901	6/21/2026	6/21/2029
MS International Repurchase Agreement (2)	6.80%	200,625	40,125	160,500	160,163	198,879	2/15/2029	2/15/2029
WF Repurchase Agreement (3)	7.26%	250,000	52,058	197,942	196,866	264,260	6/21/2026	6/21/2029
MS US Repurchase Agreement (4)	7.09%	200,000	142,750	57,250	56,841	87,404	7/25/2027	7/25/2029
		$1,250,625	$634,433	$616,192	$614,002	$805,444

(1) On June 21, 2024, the Company entered into an amended Master Repurchase Agreement (as amended and together with the related transaction documents, the “Citibank Repurchase Agreement”) with Citibank, N.A. (“Citibank”) to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citibank Repurchase Agreement. As a result of the amendment, the Citibank Repurchase Agreement provides for asset purchases of up to $600.0 million (reflecting an increase from the previous $250.0 million limit) by Citibank. In addition, the initial maturity date of the Citibank Facility was extended to June 21, 2026 (from December 14, 2025) and the commencement dates of each of the three one-year extension option periods were rescheduled to the respective anniversary dates of the initial maturity date. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the Citibank Repurchase Agreement

(2) On April 23, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-International Repurchase Agreement”), with Morgan Stanley Bank, N.A. (“Morgan Stanley”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-International Repurchase Agreement. The borrowing facility is subject to one or more one-year extension options at the option of Morgan Stanley. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants. Interest is paid quarterly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-International Repurchase Agreement.

(3) On June 21, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “WF Repurchase Agreement”), with Wells Fargo Bank, N.A. (“Wells Fargo”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the WF Repurchase Agreement. The initial maturity date is June 21, 2026. The borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the WF Repurchase Agreement.

(4) On July 25, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-US Repurchase Agreement”), with Morgan Stanley Mortgage Capital Holdings LLC (“MSMCH”), as administrative agent for Morgan Stanley, as a buyer, to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-US Repurchase Agreement. The MS-US Repurchase Agreement provides for asset purchases by MSMCH on behalf of Morgan Stanley of up to $200.0 million with the ability to increase to $250.0 million as more particularly described therein (the “MS-US Facility”). The maturity date of the MS-US Facility is July 25, 2027, subject to a one (1) year extension at the Company’s option and, if such option is exercised, another one (1) year extension at the Company’s request subject to the consent of MSMCH, in each case, subject to satisfaction of certain customary conditions. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-US Repurchase Agreement.

(5) Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread.

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

Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares (the “Initial Capitalization”). Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125.0 million of its commitment, the earlier of (a) the first date that the Company's NAV reaches $1.0 billion and (b) the second anniversary of the initial closing of our continuous private offering (December 1, 2025), (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125.0 million, but not greater than $150.0 million, at least the second anniversary of the initial closing of our private offering (December 1, 2025) and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150.0 million), at any time following the initial closing of our continuous private offering (December 1, 2023) (such date, the “Applicable Liquidity Date”). As of September 30, 2024, Starwood Capital has purchased $31.5 million in our Class E shares.

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

The Company will seek to enter into additional bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence will be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2024, the Company has established multiple loan repurchase facilities. The Company has pledged various loans as collateral and based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, is permitted to borrow as much as $28.0 million. As of September 30, 2024, the Company has $616.2 million in outstanding debt. Refer to Note 3- “Investment in Loans Receivable” and Note 4 - “Loans Payable” for further information.

As of September 30, 2024 and December 31, 2023, respectively, the company had cash and cash equivalents of $2.8 million and $0.8 million and approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the borrowings outstanding, of $28.0 million and $7.5 million. These amounts do not include $118.5 million of undrawn capacity under Starwood Capital's equity commitment which represents readily available liquidity as of September 30, 2024 and December 31, 2023, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (amounts in thousands):

For the Nine Months Ended September 30, 2024
Net cash provided by operating activities	$13,225
Net cash used in investing activities	(639,537)
Net cash provided by financing activities	628,060
Effect of exchange rate changes on cash	259
Net increase in cash and cash equivalents	2,007

Net cash provided by operating activities during the nine month period ending September 30, 2024 was $13.2 million and was primarily comprised of interest income and origination fees earned on the loans receivable during the period.

Net cash used in investing activities during the nine month period ending September 30, 2024 was $(639.5) million and was related to the loan origination and funding activity during the period.

Net cash provided by financing activities during the nine month period ending September 30, 2024 was $628.1 million and was related to the additional proceeds from and the repayment of loans payable and the proceeds from the continuous, blind pool private offering during the period.

NAV and NAV Per Share Calculation

For the purposes of the monthly NAV computations, our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies used by the Advisor and our Independent Valuation Advisor. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, reviews the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. Refer to Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations” on our Annual Report on Form 10-K for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities, calculating related unrealized gains and losses and our monthly NAV.

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

Each share class has an undivided interest in our assets and liabilities, other than class-specific shareholder servicing fees, distributions payable, the Management Fee and the Performance Fee. In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each class as of the last calendar day of each month, including the estimated fair value of (1) real estate debt and other investments owned by us and (2) any other assets and liabilities. Because shareholder servicing fees, distributions payable, the Management Fee and the Performance Fee allocable to a specific class of shares are only included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.

The monthly NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities (including distributions payable, accrued Management Fees, accrued Performance Fees and the deduction of any shareholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the Management Fee, the Performance Fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV also include material non-recurring events occurring during the month. On an ongoing basis, the Advisor adjusts the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. The operating expenses and organizational and offering expenses which are advanced by the Advisor to be reimbursed by us will not be included in such calculations until reimbursed to the Advisor.

For purposes of calculating our NAV, the organization expenses, offering costs and certain operating expenses paid by the Advisor through the first anniversary of the initial closing of our private offering are not deducted as an expense until reimbursed by the Company (however such expenses may be amortized in order to mitigate these effects). Commencing on January 1, 2026, we will reimburse the Advisor for any organization expenses, offering costs and operating expenses that it incurs on behalf of us as and when incurred (or promptly thereafter).

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific distributions, Management Fees, Performance Fees and shareholder servicing fees. The declaration of distributions will reduce the NAV for each class of shares in amounts equal to the accrued liabilities to pay any such distributions to the shareholders of record of each class. NAV per share for each class of shares is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The following table provides a breakdown of the major components of our total NAV as of September 30, 2024 (amounts in thousands, except for share amount):

September 30, 2024	Amounts
Loans receivable, at fair value	$805,444
Cash and cash equivalents - unrestricted	2,784
Other assets(1)	5,583
Loans payable, at fair value	(614,002)
Other liabilities	(4,979)
Distributions payable	(1,174)
Due to advisor (Management and Performance Fees)	(725)
Accrued shareholder servicing fees(2)	(65)
Net asset value	$192,866
Number of outstanding shares (all classes)	9,589,560

(1) Other assets represents accrued interest receivable and unamortized debt facility costs. In accordance with the fair value option under U.S. GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the initial term of the debt facility, therefore included in the above amount.

(2) Under U.S. GAAP, we accrued an estimate of the full cost of the shareholder servicing fees over the life of each share as an offering cost at the time of sale of each Class T, Class S and Class D share. For purposes of NAV, the shareholder servicing fees are recognized as a reduction of NAV on a monthly basis.

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our condensed consolidated balance sheet to our NAV as of September 30, 2024 (amounts in thousands):

September 30, 2024	Amounts
Shareholders' equity and redeemable common shares	$179,178
Adjustments:
Organization expenses and offering costs advanced by Advisor (1)	2,998
Operating expenses advanced by Advisor (2)	2,365
Accrued shareholder service fee (3)	6,807
Unamortized debt facility costs (4)	1,518
NAV	$192,866

(1) This represents the unamortized amount of organization expenses and offering costs advanced by the Advisor. The Advisor had agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the initial closing of the continuous private offering. Pursuant to the Amendment, the Company will reimburse the Advisor for all such advanced expenses ratably over the 60 months commencing on January 1, 2026. Organization and offering expenses incurred after the first anniversary of the initial closing of our private offering will be paid by the Company as incurred.

(2) This represents the unamortized amount of operating expenses advanced by the Advisor. The Advisor has agreed to advance certain of the Company’s operating expenses through the first anniversary of the initial closing of the continuous private offering (December 1, 2024). Pursuant to the Amendment, the Company will reimburse the Advisor for such advanced expenses ratably over the 60 months commencing on January 1, 2026. Operating expenses incurred after the first anniversary of the initial closing of our private offering will be paid by the Company and deducted as an expense for NAV as incurred.

(3) Under U.S. GAAP, an estimate of the full cost of the shareholder servicing fees over the life of each share is accrued as an offering cost at the time of sale of the Class T, Class S and Class D shares. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis.

(4) In accordance with the fair value option under U.S. GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the initial term of the debt facility.

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2024 (amounts in thousands, except for per share amount):

September 30, 2024	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$93,159	$66,318	$33,389	$192,866
Number of outstanding shares	4,645	3,310	1,635	9,590
NAV per share	$20.06	$20.04	$20.42	$20.11

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three days after month-end. Each class of our common stock received the same gross distribution per share, which was $0.1292 per share for each of the nine months ended September 30, 2024. The net distribution rates per share vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2024:

Record Date	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2024	$0.1148	$0.1292	$0.1292
February 29, 2024	0.1157	0.1292	0.1292
March 31, 2024	0.1148	0.1292	0.1292
April 30, 2024	0.1152	0.1292	0.1292
May 31, 2024	0.1148	0.1292	0.1292
June 30, 2024	0.1152	0.1292	0.1292
July 31,2024	0.1148	0.1292	0.1292
August 30, 2024	0.1148	0.1292	0.1292
September 30, 2024	0.1152	0.1292	0.1292
Totals	$1.0353	$1.1628	$1.1628

The following table summarizes our distributions declared during the nine months ended September 30, 2024 (in thousands):

	For the Nine Months Ended September 30, 2024
	Amount	%
Distributions
Payable in cash	$4,015	54.6%
Reinvested in shares	3,345	45.4%
Total distributions	$7,360	100%

Sources of Distributions
Cash flows from operating activities	$4,015	100.0%
Offering proceeds	-	0.0%
Total sources of distributions	$4,015	100%

Total cash flows from operating activities	$13,225

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

Subsequent Events

Deferral of Reimbursement to Advisor and Temporary Waiver of Management Fees

On October 16, 2024, the Board of Trustees approved Amendment No. 1 to the Advisory Agreement (“Amendment”), which amends the provisions of the Advisory Agreement related to the waiver of the management fee and reimbursement by the Company to the Advisory of the Company’s organization and offering expenses and certain of the Company’s operating expenses advanced by the Advisor (the “Advanced Expenses”). Pursuant to the Amendment, the Advisor agreed to (i) be reimbursed by the Company for the Advanced Expenses in 60 equal monthly installments commencing January 1, 2026, (ii) an additional waiver of its management fee beginning on January 1, 2025 and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) Distribution Reinvestment Plan and (ii) any investment from Strategic Investors (as defined in the Amendment)) exceeds $300,000,000 (measured from and including subscriptions in January 2025).

Private Offering

Subsequent to September 30, 2024 through the filing date of November 12, 2024, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	227,662	4,645
Class I Common Shares	183,039	3,668
Class E Common Shares	-	-
Total	410,701	$8,313

Subsequent to September 30, 2024 through the filing date of November 12, 2024, the Company also issued the following shares under the DRIP (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S Common Shares	35,097	$704
Class I Common Shares	22,522	451
Class E Common Shares	209	4
Total	57,828	$1,159

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

A decline in interest rates can be expected to lead to lower debt service payments received from any variable rate investments we may hold, decreases in the interest income earned on any floating rate investments we hold, and increases in the value of any fixed rate investments we hold. To mitigate the impact of reduced earnings as a result of declining interest rates, we expect to structure interest rate floors into loans where the borrower will be required to pay minimum interest payments should interest rates fall below a predetermined rate. Additionally, reduced interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not typically feature interest rate floors, but our variable rate investments feature minimum interest payments due to us, declining interest rates may result in an increase to the Company’s net interest income and an increase in the amount of the Performance Fee payable to the Advisor.

The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of September 30, 2024.

The estimated impacted on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$584	4.79%
-1.00%	$(439)	-3.60%

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

We are exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our investments. To mitigate this risk, we seek to avoid large single tenant exposures and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar value of foreign currency denominated cash flows (interest income and principal payments) we expect to receive from our foreign currency denominated investments. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments.

The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), as well as our expected future net interest receipts (amounts in thousands):

September 30, 2024
GBP
Foreign currency assets	£148,694
Foreign currency liabilities	(119,748)
Foreign currency contracts - notional, net(1)	(31,875)
Expected future net interest cash flows	1,875
Net exposure to exchange rate fluctuations	(1,054)
Net exposure to exchange rate fluctuations in USD (2)	$(1,410)

(1) Includes derivative hedging instruments used to mitigate risk related to the impact on GBP-denominated interest income and interest expense. As of September 30, 2024, the total projected net amount of GBP-denominated interest income and expense cash flows addressed by these instruments is £1.9 million.

(2) Represents the U.S. dollar equivalent using the GBP closing rate of 1.3375 as of September 30, 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2024, we were not subject to any material legal proceedings.

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

The below table details the common shares sold in the offering (primary and distribution reinvestment plan) during the three month period ending September 30, 2024 (amounts in thousands except share amounts):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration
	Class S Common Shares	Class I Common Shares	Class E Common Shares
July 1, 2024(1)	278,213	207,761	103	9,810
August 1, 2024(2)	326,962	199,135	103	10,639
September 2, 2024(3)	209,058	173,130	104	7,711
Total	814,233	580,026	310	$ 28,160(4)

(1) Includes 13,555 Class S shares, 9,966 Class I shares and 103 Class E shares issued on July 1, 2024, pursuant to the Company’s distribution reinvestment plan.

(2) Includes 14,921 Class S shares, 10,726 Class I shares and 103 Class E shares issued on August 1, 2024, pursuant to the Company’s distribution reinvestment plan.

(3) Includes 16,253 Class S shares, 10,987 Class I shares and 104 Class E shares issued on September 2, 2024, pursuant to the Company’s distribution reinvestment plan.

(4) Includes upfront selling commissions and dealer manager fees for Class S Common Shares of $0.2 million.

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

During the quarter ended September 30, 2024, no common shares were repurchased pursuant to the Company’s share repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

On November 8, 2024, Marc A. Fox notified the Company of his resignation as Chief Financial Officer of the Company, effective November 22, 2024. Mr. Fox’s resignation was not due to any disagreement with the Company, the Advisor, or any of their affiliates.

On November 12, 2024, the Board of Trustees of the Company elected Joseph Nieto to serve as the Company’s interim Chief Financial Officer, effective November 22, 2024. The appointment of Mr. Nieto was not made pursuant to any arrangement or understanding between him and any other person. There are no family relationships between Mr. Nieto and any director or executive officer of the Company and there are no transactions between Mr. Nieto and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

Biographical information for Mr. Nieto is set forth below.

Joseph Nieto, 55, has served as our interim Chief Financial Officer since November 2024. Mr. Nieto has also served as a Managing Director for Starwood Capital and as the Global Business Controller of Starwood Real Estate Income Trust, Inc. since January 2020 and was the Operational Controller of Starwood Real Estate Income Trust, Inc. from November 2017 to January 2020. Prior to joining Starwood Capital in November 2017, Mr. Nieto held various senior financial roles with GE Capital across Energy Financial Services, Commercial Real Estate and Capital Headquarters spanning 13 years. Before joining GE Capital, Mr. Nieto held other various Senior Controller roles, where he was responsible for operational accounting, finance, controls and technical accounting. Mr. Nieto began his career at a boutique accounting firm in New York, where he was an audit manager. Mr. Nieto received a B.S. in accounting and an M.B.A in financial management from Pace University. He is also a certified public accountant (inactive).

In connection with Mr. Nieto’s appointment as an executive officer, the Company will enter into an indemnification agreement (the “Indemnification Agreement”) with Mr. Nieto (the “Indemnitee”). The Company previously entered into substantially identical indemnification agreements with its other trustees and officers. The Indemnification Agreement provides that, subject to certain limitations set forth therein, the Company will indemnify the Indemnitee to the fullest extent permitted by Maryland law and the Company’s Declaration of Trust, for amounts incurred as a result of the Indemnitee’s service in his role as an executive officer of the Company or in other roles as the Company may require from time to time. The Indemnification Agreement further provides that, subject to the limitations set forth therein, the Company will advance all reasonable expenses to the Indemnitee in connection with proceedings covered by the Indemnification Agreement.

Subject to certain limitations set forth therein, the Indemnification Agreement places limitations on the indemnification of the Indemnitee to the extent the Indemnitee is found to have acted in bad faith or with active and deliberate dishonesty and such actions were material to the matter that caused the loss to the Company. The Indemnification Agreement also provides that, except for a proceeding brought by the Indemnitee and certain proceedings involving separate defenses, counterclaims or other conflicts of interest, the Company has the right to defend the Indemnitee in any proceeding which may give rise to indemnification under the Indemnification Agreement.

The description of the Indemnification Agreement in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the full terms of the Indemnification Agreement, a form of which is filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10, Commission File No. 000-56577, filed on September 29, 2023.

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
10.1

Master Repurchase and Securities Contract Agreement, dated July 25, 2024, by and among SCREDIT Mortgage Funding Sub-3, LLC, as Seller, SCREDIT Mortgage Funding Sub-3-T, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent for Morgan Stanley Bank, N.A., as a Buyer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2024, and incorporated by reference herein)

10.2

Guaranty Agreement, dated July 25, 2024, made by Starwood Credit Real Estate Income Trust in favor of Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent on behalf of Morgan Stanley Bank, N.A., as a Buyer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2024, and incorporated by reference herein)

10.3

Amendment No. 1 to the Advisory Agreement, dated October 16, 2024, by and between Starwood Credit Real Estate Income Trust and Starwood Credit Advisors, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2024 and incorporated by reference herein)

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
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Condensed Consolidated Statement of Cash Flows

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: November 12, 2024
By: /s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2024	By:/s/ Marc A. Fox
Name: Marc A. Fox
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)