Form 10-K
period 2024-12-31
Starwood Credit Real Estate Income Trust
filed 2025-03-21
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 20, 2025, the registrant had the following shares outstanding: 5,566,962 shares of Class S common shares, 1,678,356 shares of Class E common shares, and 4,318,317 shares of Class I common shares. There are no outstanding shares of Class T common shares or Class D common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Form 10-K

Year Ended December 31, 2024

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
•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, net offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
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
•
We are dependent on Starwood Capital (as defined below) and its affiliates, including the Advisor (as defined below), and their key personnel who provide services to us through the Advisory Agreement (as defined below), and we may not find a suitable replacement for the Advisor if the Advisory Agreement is terminated, or for these key personnel if they leave Starwood Capital or otherwise become unavailable to us.
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
•
We may make changes to our business, investment, leverage and financing strategies without shareholder approval.
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

PART I

Item 1. Business.

The following description of our business should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2024. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Item 1A- Risk Factors” and elsewhere in this Annual Report on Form 10‑K.

References in this Annual Report on Form 10‑K to “we,” “our,” “us,” or the “Company” or the “Trust” refer to Starwood Credit Real Estate Income Trust and its subsidiaries.

General Description of Business Operations

We are a Maryland statutory trust formed on June 28, 2023, and we have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023. We are externally managed by our investment advisor, Starwood Credit Advisors, L.L.C. (“Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls, or is under common control with Starwood Holdings, and any of their respective predecessor entities, “Starwood Capital” or the “Sponsor”). Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $80 billion of capital and currently has approximately $115 billion of assets under management. Over the past 33 years, Starwood Capital has invested in excess of $245 billion of assets, including properties within every major real estate asset class.

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real estate-related debt and equity securities, including CMBS and CLOs.

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of March 21, 2025, we had received gross proceeds of $225.3 million ($224.2 million, net of commissions), from the sale of our common shares through our private offering. We have primarily used the net proceeds to make investments in CRE debt investments and real estate-related securities. We intend to continue selling our common shares on a monthly basis through our continuous, blind pool private offering.

As of December 31, 2024, we operated as one reportable business segment.

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

To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real estate-related debt and equity securities, including CMBS and CLOs. We believe our real estate-related debt and equity securities will help maintain liquidity to satisfy any share repurchases we choose to make in any particular calendar quarter and manage cash before investing subscription proceeds into investments while also earning attractive current income.

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

Cash, Cash Equivalents and Other Short-Term Investments

We may hold cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our qualification as a REIT:

•
money market instruments, cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits and credit rated corporate debt securities);
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

Taxation of the Company

The Company has elected to be taxed as a REIT under the Code, for federal income tax purposes, commencing with its taxable year ended December 31, 2023. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its shareholders. If the Company fails to qualify as a REIT in a taxable year, without the benefit of certain relief provisions, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), and (3) certain state or local income taxes. The Company's tax returns for three years from the date filed are subject to examination.

The Company has formed wholly-owned subsidiaries to function as TRSs and has filed TRS elections, together with such subsidiaries, with the Internal Revenue Service (the “IRS”) during the year ended December 31, 2024. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. TRSs are subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized.

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

We may make changes to our business, investment, leverage and financing strategies without shareholder approval.

Our board of trustees has approved very broad investment guidelines with which we must comply, but these investment guidelines provide the Advisor with broad discretion and can be changed by the approval of a majority of our board of trustees. As the market evolves, we may, with the approval of a majority of our board of trustees, change our business, investment, leverage and financing strategies without a vote of, or notice to, our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this filing. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we intend to use leverage at times and in amounts deemed prudent by our management in its discretion, subject to the oversight of our board of trustees, and the decision of what amount of leverage is prudent is not subject to shareholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition and results of operations.

There is no public trading market for our common shares; therefore, your ability to dispose of your common shares will likely be limited to repurchase by us. If you do sell your common shares to us, you may receive less than the price you paid.

There is no current public trading market for our common shares, and we do not expect that such a market will ever develop in the future. Therefore, the repurchase of common shares by us will likely be the only way for you to dispose of your common shares. We will repurchase common shares at a price equal to the transaction price of the class of common shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your common shares. Subject to limited exceptions, common shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). As a result, you may receive less than the price you paid for your common shares when you sell them to us pursuant to our share repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities—Share Repurchase Plan.”

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

We may choose to repurchase fewer common shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer common shares than have been requested to be repurchased due to, among other reasons, in the discretion of our board of trustees, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in additional assets is a better use of our capital than repurchasing our common shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased common shares) is limited, in any calendar quarter, to common shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month). Starwood Capital is the sponsor of other investment programs that include similar limitations on share repurchases, which have in the past been, and may in the future be, exceeded, resulting in such program’s repurchase of shares on a pro rata basis. For example, in accordance with the terms of its share repurchase plan, Starwood Real Estate Income Trust, Inc. (“SREIT”), a non-traded equity REIT sponsored by Starwood Capital, began pro rating repurchase requests in November 2022. In addition, in May 2024, SREIT amended its share repurchase plan to limit share repurchases to 0.33% of NAV per month and 1% of NAV per quarter. In such case, SREIT accepted repurchase requests from each investor up to the repurchase limitations included in its share repurchase plan, as amended from time to time. Additionally, SREIT has been fully repurchasing shares from any account with less than $500 remaining so many investors have received all of their money back.

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

The vast majority of our assets will consist of investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in the judgment of our board of trustees judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in CRE debt or other illiquid investments rather than repurchasing our common shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all. As a result, your ability to have your common shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities—Share Repurchase Plan.”

Economic events may have an adverse effect on our investments and may cause our shareholders to request that we repurchase their common shares, which may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the CRE markets (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events and military conflicts and other hostilities), trade barriers, availability of credit, national and international security events and inflation could have an adverse effect on our investments and cause our shareholders to seek repurchase of their common shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. These events could impair our profitability or result in losses to us. Terrorist attacks, political and military instability, and the military operations of the United States and its allies could have significant adverse effects on the global economy. Furthermore, epidemics that spread quickly have the potential to significantly affect the global economy, if not contained. The potential impact on the Company or the likelihood of such events cannot be predicted by the Advisor. If the Advisor fails to react appropriately to difficult market, economic and geopolitical conditions, we could incur material losses.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the private investment fund industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by various jurisdictions. For example, in U.S., the current presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers, and certain countries subject to those changes have expressed an intent to impose similar measures in return. Outside the U.S., ongoing wars in the Middle East and Ukraine, as well as concern as to whether China’s stimulus measures will effectively stabilize slowing economic growth in the country, have further contributed to global economic uncertainty and volatility in the global financial markets. It is impossible to predict what, if any, changes in the regulations applicable to the Company, the Advisor or the Sponsor, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Company.

Unpredictable or unstable market conditions may result in reduced opportunities to find suitable investments to deploy capital or make it more difficult to exit and realize value from the Company’s investments. It is important to understand that the Company can incur material losses even if it reacts quickly to difficult market conditions and there can be no assurance that the Company will not suffer material adverse effects from broad and rapid changes in market conditions.

Even if we decide to satisfy repurchase requests from shareholders in respect of an economic event, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.

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

The amount and source of distributions, if any, we may make to our shareholders are uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our investments may not generate sufficient income to make distributions to our shareholders. Our board of trustees (or a committee of our board of trustees) will make determinations regarding distributions based upon, among other factors, our financial performance (which in a large part will depend on our borrowers’ ability to continue to pay principal and interest payments to us under the terms of our loans), debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:

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

As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions, if any, we do make to our shareholders is unknown and may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

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

The Advisor may elect to receive, and has in the past received, our common shares in lieu of cash in respect of Management Fees or Performance Fees or certain expense reimbursements. The amount of common shares issued to the Advisor may be significant, particularly during periods in which the value of our investment portfolio appreciates, resulting in higher Performance Fees. Repurchases of our common shares paid to the Advisor as a Management Fee or Performance Fee or expense reimbursements are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction, and, therefore, any such repurchases may receive priority over other requests for repurchase of our common shares subject to our share repurchase plan for any period.

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

Newly originated or acquired loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the Advisor will value each such loan at fair market value, subject to the review and confirmation of reasonableness by the independent valuation advisor (the “Independent Valuation Advisor”). In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by the Advisor, subject to the review and confirmation of the reasonableness by the Independent Valuation Advisor. Our publicly traded real estate-related assets that are not restricted as to salability or transferability will generally be valued by the Advisor monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Advisor at the acquisition price and thereafter will be revalued monthly at fair value, subject to the review and confirmation of reasonableness by the Independent Valuation Advisor. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Our liquid non-real estate-related assets, including credit rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued monthly by the Advisor based on market quotations or at fair value determined in accordance with U.S. GAAP.

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

The methods for calculating our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our common shares and to calculate certain fees and distributions payable to the Advisor and the Dealer Manager and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with U.S. GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our common shares and the amount of the Advisor’s Management Fee. The Advisor has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our common shares were sold or repurchased or on the amount of the Advisor’s Management Fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Advisor’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities—Net Asset Value Calculation and Valuation Guidelines.”

Our shareholders generally have limited voting rights.

As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Under our Declaration of Trust, subject to certain exceptions, shareholders generally are only entitled to vote at a duly held meeting at which a quorum is present only on (1) amendments to our Declaration of Trust that would materially and adversely affect the contract rights of outstanding shares subject to certain exceptions provided in our Declaration of Trust, (2) other than in connection with the Trust conducting a public offering as a non-listed real estate investment trust, a merger, consolidation, conversion or transfer of all or substantially all of our assets as provided in our Declaration of Trust, (3) removal of a trustee for cause and the election of a successor trustee to the extent provided in our Declaration of Trust, (4) the dissolution of the Company to the extent specifically provided by the terms of any class or series of common shares or preferred shares as set forth in our Declaration of Trust, (5) in the event that there are no trustees, the election of trustees and (6) such other matters that our board of trustees has submitted to our shareholders for approval or ratification.

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

Our Declaration of Trust provides that shareholders are entitled to elect trustees only upon the removal of a trustee by shareholders (unless the trustee so removed was designated by Starwood Capital pursuant to the Declaration of Trust) or in the event there are no trustees. A trustee may be removed by our shareholders only for “cause” (as defined in our Declaration of Trust), and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter in accordance with our Declaration of Trust.

Our Declaration of Trust provides that any vacancy on our board of trustees (other than vacancies resulting from shareholder removal of a trustee for cause or vacancies among the independent trustees) may be filled only by a vote of a majority of the remaining trustees, even if the remaining trustees do not constitute a quorum. Independent trustee vacancies shall be filled by a majority of the remaining independent trustees, except where an independent trustee is removed for cause by the shareholders. For so long as Starwood Capital or any of its affiliates acts as investment advisor to us, Starwood Capital has the right to designate two (2) trustees for election to our board of trustees. Our board of trustees must also consult with Starwood Capital in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal of a trustee for cause by shareholders in accordance with our Declaration of Trust). If a trustee designated by Starwood Capital is removed by the shareholders for cause, Starwood Capital has the exclusive right to designate a successor trustee for election to fill the resulting vacancy on our board of trustees.

These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control.

Our Declaration of Trust permits our board of trustees to authorize us to issue preferred shares on terms that may be senior to the rights of the holders of our current common shares or discourage a third party from acquiring us.

Our board of trustees is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. Further, our board of trustees may classify or reclassify any unissued common shares or preferred shares from time to time into one or more classes or series by setting or changing the number, par value, designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any new class or series of common shares or preferred shares. Thus, our board of trustees could authorize us to issue preferred shares with terms and conditions that could be senior to the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.

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

Maryland law and our Declaration of Trust limit our rights and the rights of our shareholders to recover claims against Covered Persons (as defined below), which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of our trustees and officers for monetary damages to the maximum extent permitted by Maryland law. Maryland law permits us and our Declaration of Trust requires us to indemnify each trustee, each officer, the Advisor, Starwood Holdings and each equity holder, member, manager, director, officer, employee or agent of any trustee or our board of trustees (each a “Covered Person”), including any individual or entity who, while serving as the Covered Person and, at our request, serves or has served any other enterprise in any management or agency capacity, against any claim or liability to which the Covered Person may become subject by reason of such status, except for liability for the Covered Person’s gross negligence or intentional misconduct. In addition, the Company shall, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status. The Company is not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (x) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (I) approved or authorized by our board of trustees or (II) incurred to establish or enforce such person’s right to indemnification under the Declaration of Trust, or (y) in connection with any claim with respect to which such person is found to be liable to the Company. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.

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

Additionally, deficiencies in the effectiveness and accuracy of information systems or internal controls that the Company maintains may result in a material loss. This risk arises from, inter alia, human error, system failures, inadequate procedures or internal management controls. Operational risk such as human error or system failures may lead to incorrect or inaccurate valuations of the investments and may impact the ability of the Advisor to make such calculations or valuations on relevant determination dates. Where there are deficiencies in the effectiveness and accuracy of information systems or system failures, this may lead to a delay in providing investors with required reporting information.

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

We expect that the majority of our business will be conducted through our primary subsidiary, SCREDIT Real Estate Capital, LLC (“Real Estate Capital”). We believe that Real Estate Capital will not be deemed an investment company because it will be able to rely on Section 3(c)(6) of the Investment Company Act. Real Estate Capital will in turn primarily engage in the origination, acquisition, financing of a portfolio of primarily commercial real estate debt investments through subsidiaries of its own, the majority of which will be able to individually rely upon Section 3(c)(5)(C). Accordingly, because we will own 100% of the outstanding voting securities of Real Estate Capital, we believe that we will not be deemed an investment company under Section 3(a)(1)(A) or 3(a)(1)(C) of the Investment Company Act so long as Real Estate Capital is able to maintain its exemption under Section 3(c)(6). Additionally, if the Company in the future directly invests in real estate-related debt securities rather than indirectly through our subsidiaries, we may also rely on Section 3(c)(6) of the Investment Company Act.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

AI and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to us, the Advisor, and our borrowers. We and our borrowers could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our borrowers may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Advisor does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Advisor’s business, and the business of our borrowers, including by potentially significantly disrupting the markets in which we and our borrowers operate or subjecting us, our borrowers and the Advisor to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us, our borrowers and the Advisor. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our borrowers and the Advisor.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our borrowers are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Uncertainty with respect to the financial stability of the United States and several countries in the EU could have a significant adverse effect on our business, financial condition and results of operations.

Our investment strategy depends on the CRE industry generally, which in turn depends on broad economic conditions in the United States and, to the extent our investments are secured by real estate outside the United States, elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts, inflation, Federal Reserve short term rate decisions, actual or perceived instability in the U.S. banking system, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry negatively impact our returns by, among other factors, the tightening of the credit markets, decline in the value of underlying real estate assets, and continuing credit and liquidity concerns, among other potential risks.

Misconduct of employees of the Advisor, its affiliates or third-party service providers could cause significant losses to us.

Misconduct or misrepresentations by employees of the Advisor, its affiliates or third-party service providers could cause significant losses to the Company. Employee misconduct may include binding the Company to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future marketing activities.

Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Advisor’s due diligence efforts. No assurance can be given that the due diligence performed by the Advisor will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with the Company’s service providers, including, without limitation, the Advisor, the independent valuation advisor or the independent auditor. In the event that the actions or omissions of any of the Company’s service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for the Company, however, any such rights would need to be exercised by the Company on behalf its shareholders as a whole.

We may face limits on our ability to leverage the Advisor’s knowledge base.

We intend to leverage the diverse strength of the Advisor’s knowledge-base in enhancing its investment expertise across regions, sectors and individual companies and believes that this information advantage is a key competitive strength. However, the sharing of information is subject to law and Starwood Capital’s policies regarding access to and the sharing of confidential information, and the perceived benefit to the Company of such information sharing might be reduced and/or eliminated if, as a result of Starwood Capital’s policies or any applicable legal, tax, regulatory, commercial, contractual, operational or other considerations, the sharing of information is restricted and/or prevented.

Risks Related to Our Investments

Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt instruments relating to CRE assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, climate-related risks, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, outbreak of wars and military conflicts, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. This risk may be magnified in the case of the more recent conflicts between Israel and Hamas, and the ongoing conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. In addition, recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.

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

CRE loans are secured by commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, tenant bankruptcies, success of tenant businesses, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances, and adverse changes in zoning laws.

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

Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.

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

The properties securing our investments may be subject to unknown liabilities, including liabilities resulting from environmental hazards, that could affect the value of these properties and as a result, our investments.

Collateral properties securing our investments may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.

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

Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. Inflation in the United States remained elevated throughout 2024 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United Sates or other economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property, the effectiveness of the owner of the underlying real estate to execute its business plan and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We may invest in transitional loans to borrowers who are typically seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property or to provide a newly-constructed property sufficient time to achieve stabilization. The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover all or a portion of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing or sufficient proceeds via property sale to repay the transitional loan and to the broader availability of conventional mortgages at amenable rates. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

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

While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of trustees. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated, including concentration in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common shares and accordingly reduce our ability to make distributions to our shareholders.

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

We may not be able to sell the B Notes that we originate or acquire, which may result in losses to us.

We may originate and fund a first mortgage loan with the intention of selling the A Note and retaining the B Note or mezzanine loan interest. We may elect to reduce our position in the whole loans through co-origination or A Note sales, which will eliminate our exposure or liability associated with the senior interest of the loan. This structure allows for matched-term and generally non-recourse financing, without cross-collateralization. However, we may not be able to sell these A Notes, and as a result, we may exceed our desired concentration in a specific borrower, region or sector, and may incur losses as a result.

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

Any loans and investments that we make that later become distressed may subject us to losses and other risks relating to bankruptcy proceedings.

It is possible that certain of our investments may become “non-performing” following our origination or acquisition thereof. In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures and improve the operations of our borrower entities. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and substantial write-offs of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.

These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

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

The Company’s claims may be subordinated to those of other creditors, which may have an adverse effect on the Company’s performance.

Although it is intended that the Company’s investments will generally be secured, the claims of the Company against a borrower in respect of an investment may in some instances be subordinated or subject to claims of other prior ranking creditors. In addition, certain creditors may be entitled to have their claims against the borrower satisfied out of the proceeds of enforcement of security over the assets of the borrower before payments of the claims of the Company out of such proceeds.

In the event a borrower defaults on a loan and the proceeds of enforcement are insufficient to satisfy the Company’s loan, the Company may suffer a loss of principal and/or interest. In the event a borrower declares bankruptcy or becomes insolvent, the Company may not have full recourse to the assets of the borrower, or such assets may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may not be protected by financial covenants or limitations upon additional indebtedness and/or may permit other pari passu or prior ranking debt or financial indebtedness of the borrower. If a borrower defaults on the Company’s loan or on debt or other financial indebtedness that ranks in priority to the Company’s loan, or in the event of a borrower bankruptcy or other insolvency, the Company’s loan will be satisfied only after such prior ranking debt is paid in full.

Some first lien loans may not necessarily have priority over all other debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). Issuers of first lien loans may have two tranches of first lien debt outstanding, each with first liens on separate collateral. Furthermore, any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate changes. Although the amount and characteristics of the underlying assets selected as collateral may allow the Company to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owing to the Company in respect to its investment.

Where other financial indebtedness ranks pari passu or ahead of the Company’s loans, the ability of the Company to influence the borrower’s and/or a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, may be substantially reduced. For example, under the terms of an intercreditor agreement, creditors that rank in priority are typically able to block or delay the acceleration of the debt that ranks behind those creditors or other exercises of a creditor’s rights until such time as that debt has been satisfied in full. In addition, the presence of intercreditor arrangements may limit the Company’s ability to amend its loan documents, assign the Company’s loans, accept repayments of principal or interest or prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy or insolvency proceedings relating to borrowers. Accordingly, the Company may not be able to take the steps necessary to protect its investments in a timely manner or at all and/or may not be able to recover some or all of its investment in which it obtains interests until the prior ranking creditors have been fully repaid.

In addition, the debt instruments in which the Company may invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including but not limited to (i) the possible invalidation of an investment transaction as a ‘fraudulent conveyance’ under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligations, and (iii) environmental liabilities that may arise with respect to collateral securing the obligations.

In addition, the Company may not have the ability or the financial resources to acquire or discharge prior ranking claims in order to protect the Company’s investment.

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

Our CLOs include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO not to meet certain of these tests. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CLO, may experience a significant reduction in our cash flow from those interests.

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

We may be subject to contingent liabilities.

Investors that invest in the Company at a time during which contingent liabilities are not accrued (or for which there is not a sufficient accrual) will invest in the Company at a higher NAV than had such liabilities been accrued at the time of the applicable investment. In addition, shareholders that request repurchase of their shares by the Company at a time during which contingent liabilities are accrued will receive from the Company repurchase proceeds at a lower NAV than if such liabilities had not been accrued at the time of the applicable repurchase. In the event that amounts associated with accrued contingent liabilities do not subsequently become payable and the amounts of the liabilities are reduced, causing the NAV of the Company to increase, the benefits of such increased NAV will accrue to shareholders who remain in the Company, and shareholders who previously had their shares repurchased will not receive additional compensation or otherwise share the benefit of such increase. Similarly, investors in the Company at the time when a non-accrued liability becomes payable will bear the entire amount of such liability, and the Company may be unable to recover amounts from shareholders who had their shares repurchased by the Company prior to the contingent liability becoming payable by the Company. Similar consequences as those described above may also occur when the Company under-accrues or over-accrues for such contingent liabilities.

Various jurisdictional licensing requirements will cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us and our operations.

We will be subject to the laws, rules and regulations of various federal, state, local and, if applicable, foreign government agencies regarding the origination, processing, underwriting, sale and servicing of mortgage loans. Non-bank companies are generally required to hold licenses in a number of U.S. states and foreign jurisdictions to conduct lending activities. These licensing statutes vary from jurisdiction to jurisdiction and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on interest rates, finance charges and the type, amount and manner of charging fees and prohibiting discrimination; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations, including by foregoing otherwise advantageous investment opportunities. In addition, mortgage originators are subject to inspection by government agencies. A mortgage originator’s failure to comply with these requirements could lead to, among other things, the loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions.

The Company may be liable to meet the future funding commitments to certain of its borrowers, and as a result, the Company will need to manage its liquidity in anticipation of funding such future funding commitments.

The Company may make commitments to fund future monies to certain of its borrowers. If the Company makes such investments, the Advisor will endeavor to manage the Company’s assets in a manner intended to provide sufficient liquidity to meet future funding commitments by, among other means, holding a portion of the Company’s assets in more liquid assets. In addition, the Company may be required to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund future funding commitments, if any. The Company may also borrow money to meet any such future funding needs. Any of the foregoing could have an adverse effect on the Company’s investment program and/or performance.

Once future funding is committed, the Company will be legally required to satisfy such future funding and may have a limited period of time to pay amounts due. Given the limited liquidity of the Company’s investments and other factors, it is possible that the Company may not have sufficient cash available to fund a future funding commitment within the prescribed period of time. If the Company fails to make a timely payment of amounts called by such investment, the Company may be deemed to be in default under such the terms of such commitment. Upon any such default, the Company generally would continue to remain liable for the full unpaid portion of its future funding commitment, and generally would be liable for costs incurred by the investment in collecting or attempting to collect such late payment. The Company may also lose any entitlement to make further future funding commitments.

Risks Related to Debt Financing

We may incur significant leverage.

Our investments will involve significant amounts of indebtedness. While we intend to target a leverage ratio of approximately 60% to 75%, during the Ramp-Up Period and/or times of increased investment and capital market activity, we may employ greater leverage to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may in the future procure financing from the Advisor or its affiliates; provided, that any such financing will be approved by a majority our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to be used to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous private offering, to fund debt investments or for any other corporate purpose.

Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of our common shares generally will cause our leverage as a percentage of our net assets to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of our common shares generally will cause our leverage as a percentage of our net assets to increase, at least temporarily. Our leverage as a percentage of our net assets will also increase or decrease with decreases or increases, respectively, in the NAV of our portfolio. If we borrow under a line of credit to fund repurchases of our common shares or for other purposes, our leverage may increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous private offering or sell some of our assets to repay outstanding indebtedness.

There is, however, no limit on the amount we may borrow with respect to any individual investment. Our board of trustees will periodically review our aggregate borrowings. In connection with such review, our board of trustees may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our investments, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors.

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

We use leverage to finance the acquisition of a portion of our investments with credit facilities and other borrowings. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the NAV attributable to each of the classes of our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to the Advisor.

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

We may face risks arising from a certain claims against Starwood Capital and/or certain regulatory investigations.

Starwood Capital acts as an asset manager and manages multiple investment funds. Given the broad spectrum of operations of Starwood Capital and their respective affiliates, claims (or threats of claims), and governmental investigations, audits and inquires, can and do occur in the course of its and its affiliates’ (including the Advisor’s) business. Such claims and governmental investigations, inquiries and audits may impact the Company, including by virtue of reputational damage to Starwood Capital. The unfavorable resolution of such items could result in criminal or civil liability, fines, penalties or other monetary or non-monetary remedies that could negatively impact Starwood Capital. While Starwood Capital has implemented policies and procedures to protect against non-compliance with applicable rules and regulations, there is no guarantee that such policies and procedures will be adequate in all instances or will protect Starwood Capital in all instances.

Certain investors may enter into side letters with us, which may provide for different terms for their investment in the Company.

Side letters may be entered into with shareholders that have the effect of establishing different terms than those applicable to other shareholders.

As such, the terms and conditions of one shareholder’s investments in the Company may differ to those of another shareholder. For example, the terms of side letters may deal with: arrangements with respect to waivers, rebates, reductions or other modifications of the management fee and/or performance fee; minimum and additional subscription amounts; “most favored nation” rights (i.e., the right to receive favorable rights or economic arrangements that may be afforded to other shareholders); notice periods; consent rights; modifications to the applicable shareholder’s subscription agreement; and certain other rights and privileges.

Such arrangements generally will be based on factors such as the size of a shareholder’s subscription, the timing of a shareholder’s subscription, a shareholder’s existing relationship with the Advisor or any particular regulatory or legal considerations applicable to a shareholder; provided, that the Advisor may enter into such arrangements for any reason it deems necessary advisable, desirable or convenient. As a result, returns may vary from shareholder to shareholder depending on any arrangements applicable to a given a shareholder’s investment in the Company. In addition, but without limitation, some shareholders that demonstrate a relevant regulatory requirement, may receive preferential terms pertaining to that requirement, such as receipt of certain Company information on an accelerated basis.

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

The Advisor will be required to decide whether certain costs and expenses are to be borne by us, on the one hand, or the Advisor or one or more Other Starwood Accounts on the other hand, and whether certain costs and expenses should be allocated between or among us, on the one hand, and one or more Other Starwood Accounts, on the other hand.

From time to time, the Advisor will be required to decide whether costs and expenses are to be borne by us, on the one hand, or the Advisor (pursuant to the terms of the Advisory Agreement) or one or more Other Starwood Accounts, on the other hand, and whether certain costs and expenses should be allocated between or among us, on the one hand, and one or more Other Starwood Accounts, on the other hand. The Advisor intends to generally allocate expenses that are applicable to both us and any Other Starwood Account, as applicable, on a pro rata basis that is most equitable among such parties (such as proportional time). There can be no assurance that a different manner of allocation would not result in us, any Other Starwood Account, or any other client of Starwood or its affiliates bearing less (or more) expenses. If the expenses incurred in connection with a particular matter should be borne in part by us and in part by the Advisor (pursuant to the terms of the Advisory Agreement), then such expenses will be allocated between us and the Advisor as determined by the Advisor to be fair and equitable under the circumstances over time.

Risks Related to our REIT Status and Certain Other Tax Items

Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.

We elected to be taxed as a REIT under the Code commencing with our taxable year end December 31, 2023. We do not intend to request a ruling from the IRS that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

Dividends paid by C corporations to domestic shareholders that are individuals, trusts and estates currently are generally taxed at a maximum U.S. federal income tax rate of 20% as qualified dividends income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividends income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. shareholders in taxable years beginning before January 1, 2026.

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

Rules enacted as part of the Tax Cuts and Jobs Act of 2017 may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” within the meaning of ERISA (a “Benefit Plan Investor”). In this regard, we may elect to operate the Company as a “venture capital operating company” (“VCOC”) within the meaning of the Plan Asset Regulations. Operating the Company as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments. Such rights could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors. In this regard, the Company may designate a director to serve on the board of directors of one or more portfolio entities. The designation of directors and other measures contemplated could expose our assets to claims by a portfolio entity, its security holders, and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. In addition, because the Company may be operated in a manner intended to qualify the Company as a VCOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments and the Company could be required to liquidate investments at a disadvantageous time, resulting in lower proceeds to the Company than might have been the case without the need for such compliance.

If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA, that may lead to our being subject to certain ERISA and Code requirements.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “Benefit Plan Investor” within the meaning of ERISA. If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any shareholder that is a “Benefit Plan Investor” within the meaning of ERISA, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Advisor and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a Benefit Plan Investor who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisor. With respect to an IRA that invests in the Company, the occurrence of a non-exempt prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

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

We rely upon the accuracy and completeness of information about borrowers, lenders and other counterparties and any misrepresented information or fraud could result in significant financial losses and harm to our reputation.

We will rely on the accuracy and completeness of information about borrowers, lenders and other counterparties, and we may use proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our borrowers, lenders and other counterparties, and any borrower, lender and other counterparty that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and documentation submitted with the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. The controls and processes that we use to help us identify misrepresented information in our loan origination operations and in other deals with lenders and counterparties were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may fail to detect all misrepresented information in our operations.

High profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, certain fraudulent activity could lead to regulatory intervention and/or increased oversight, which could increase our costs and negatively impact our business.

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

Economic sanction laws may restrict our ability to make certain investments, and any determination of a violation of economic sanction laws may have an adverse impact on our financial condition and operations.

Economic sanction laws in the United States and other jurisdictions may prohibit the Advisor, its professionals and the Company from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may restrict the Company’s investment activities.

In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. The Advisor, its professionals and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be materially and adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. While the Advisor have developed and implemented policies and procedures designed to ensure strict compliance by Starwood Capital and its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of the Advisor’s policies and procedures, issuers and their affiliates, particularly in cases where the Company or another Starwood Capital-sponsored fund or vehicle does not control such issuer, may engage in activities that could result in FCPA violations. Any determination that Starwood Capital has violated the FCPA or other applicable anti-corruption laws or anti-bribery laws could subject Starwood Capital to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could materially and adversely affect Starwood Capital’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objectives and/or conduct its operations.

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

Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know the impact of them.

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

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

Each class of common shares has different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights. The following table details the upfront transaction fees and ongoing shareholder servicing fees for the applicable share class:

	Class T Common Shares	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.5%	Up to 1.5%	—	—
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	—

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

The initial per share purchase price for shares of the Company’s common shares in the continuous, blind pool private offering was $20.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any Performance Fee (as defined below) and the deduction of any ongoing service fees specifically applicable to such class of shares). See “—Net Asset Value Calculation and Valuation Guidelines” for more information about the calculation of NAV per share. As of December 31, 2024, the per share purchase prices for our Class S, Class I, and Class E common shares was $20.06, $20.03, and $20.53, respectively.

Holders

As of March 12, 2025, there were 607 holders of record of the Company’s Class S common shares, 356 holders of record of the Company’s Class I common shares, and 13 holders of record of the Company’s Class E common shares. Four of the holders of record are trustees. Three of these four trustees are independent trustees that received restricted common shares granted as part of their compensation for serving as independent trustees, and one independent trustee and affiliated trustee also acquired common shares.

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

Publicly Traded Real Estate-Related Assets

Publicly traded real estate-related assets that are not restricted as to salability or transferability will generally be valued by the Advisor monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. GAAP. Market quotations may be obtained from third-party pricing service providers or broker-dealers. When reliable market quotations are available from multiple sources, the Advisor will use commercially reasonable efforts to use two or more quotations and will typically value the assets based on the average of the quotations obtained. U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Advisor. The Advisor may adjust the value of public debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.

Private Real Estate-Related Assets

Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Advisor at the acquisition price and thereafter will be revalued monthly at fair value. Each month, the Independent Valuation Advisor will review and confirm the reasonableness of those valuations. The fair value of real estate-related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.

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

Valuation of Liabilities

The fair market value of any of our future facility liabilities will be determined by the Advisor on a monthly basis, which will be used in calculating our NAV. New facility liabilities will initially be valued at par, which is expected to represent fair value at that time. For the purpose of the facility debt valuation, “par”, on the date of the initial borrowing, is equal to the unpaid principal balance. Each month thereafter, the Independent Valuation Advisor will review and confirm the reasonableness of the valuations of each facility liability that will be used in calculating NAV. Any changes to the fair value of facility liabilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.

The fair value of any financing liabilities will generally be measured using our valuation guidelines discussed above.

In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to shareholder servicing fees will be allocable to Class T shares, Class S shares and Class D shares and will only be included in the NAV calculation for that class. Liabilities related to the Management Fee and the Performance Fee will be allocable to Class T shares, Class S shares, Class D shares, and Class I shares and will only be included in the NAV calculation for those classes. For further information on the Management Fee and Performance Fee please see “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Advisory Agreement”.

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

The following table provides a breakdown of the major components of our total NAV as of December 31, 2024 ($ and shares in thousands):

Components of NAV	December 31, 2024
Loans receivable, at fair value	$828,215
Cash and cash equivalents - unrestricted	2,789
Restricted cash	8,592
Other assets(1)	6,414
Secured financings, at fair value	(619,787)
Other liabilities	(3,160)
Subscriptions received in advance	(8,592)
Distributions payable	(1,338)
Due to advisor (Management and Performance Fees)	(583)
Accrued shareholder servicing fees(2)	(73)
Net asset value	$212,477
Number of outstanding shares (all classes)	10,559

__________________

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

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Consolidated Balance Sheet to our NAV (amounts in thousands):

Reconciliation of Shareholders’ Equity and Redeemable Common Shares to NAV	December 31, 2024
Shareholders' equity and redeemable common shares	$195,839
Adjustments:
Organization expenses and offering costs advanced by Advisor(1)	3,163
Operating expenses advanced by Advisor(2)	4,849
Accrued shareholder service fee(3)	7,221
Unamortized debt facility costs(4)	1,405
NAV	$212,477

__________________

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

The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2024 ($ and shares in thousands, except for per share data):

NAV Per Share	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$101,579	$76,591	$34,307	$212,477
Number of outstanding shares	5,065	3,823	1,671	10,559
NAV Per Share as of December 31, 2024	$20.06	$20.03	$20.53

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three days after month-end. Each class of our common shares received the same gross distribution per share, which was $1.5592 per share for the year ended December 31, 2024. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the year ended December 31, 2024:

Record Date	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2024	$0.1148	$0.1292	$0.1292
February 29, 2024	0.1157	0.1292	0.1292
March 31, 2024	0.1148	0.1292	0.1292
April 30, 2024	0.1152	0.1292	0.1292
May 31, 2024	0.1148	0.1292	0.1292
June 30, 2024	0.1152	0.1292	0.1292
July 31, 2024	0.1148	0.1292	0.1292
August 31, 2024	0.1148	0.1292	0.1292
September 30, 2024	0.1152	0.1292	0.1292
October 31, 2024	0.1148	0.1292	0.1292
November 30, 2024	0.1196	0.1336	0.1336
December 31, 2024	0.1192	0.1336	0.1336
Total	$1.3889	$1.5592	$1.5592

The following table sets forth the dividends per share of our common stock that are taxable in the fiscal tax year ended December 31, 2024 and the related tax characterization:

		Tax Characterization of Dividends
	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Class E - Redeemable common shares	$1.5592	$1.3953	$0.1639	$—
Class S - Common shares	1.3889	1.2429	0.1460	—
Class I - Common shares	1.5592	1.3953	0.1639	—

The following table summarizes our distributions declared during the year ended December 31, 2024 (in thousands):

	For the Year Ended December 31, 2024
	Amount	%
Distributions
Payable in cash	$5,945	53%
Reinvested in shares	5,239	47%
Total distributions	$11,184	100%

Sources of Distributions
Cash flows from operating activities	$11,184	100%
Offering proceeds	—	—%
Total sources of distributions	$11,184	100%

Total cash flows from operating activities	$16,785

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

The below table details the common shares sold in the offering (primary and distribution reinvestment plan) during the three month period ending December 31, 2024 (amounts in thousands except share amounts):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration (4)
	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
October 1, 2024(1)	134,392	118,503	27,552	$5,664
November 1, 2024(2)	128,366	76,460	105	4,368
December 1, 2024(3)	157,313	308,232	3,111	9,469
Total	420,071	503,195	30,768	$19,501

__________________

(1)
Includes 17,221 Class S shares, 11,189 Class I shares and 104 Class E shares issued on October 1, 2024, pursuant to the Company’s distribution reinvestment plan.
(2)
Includes 17,876 Class S shares, 11,333 Class I shares and 105 Class E shares issued on November 1, 2024, pursuant to the Company’s distribution reinvestment plan.
(3)
Includes 19,227 Class S shares, 12,027 Class I shares and 109 Class E shares issued on December 2, 2024, pursuant to the Company’s distribution reinvestment plan.
(4)
Includes upfront selling commissions and dealer manager fees for Class S Common Shares of $0.1 million.

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

Under our share repurchase plan, our board of trustees may amend, suspend or terminate our share repurchase plan at any time if it deems such action to be in our best interest. As a result, share repurchases may not be available each calendar quarter. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or net offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest.

During the years ended December 31, 2024 and 2023, no common shares were repurchased pursuant to the Company’s share repurchase plan.

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

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans are expected to be primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

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

2024 Highlights

Capital Activity and Distributions

•
Raised approximately $160.5 million of net proceeds from the sale of our common shares through the continuous offering during the year ended December 31, 2024.
•
Declared monthly net distributions totaling approximately $11.2 million for the year ended December 31, 2024.

Investments

•
During the year ended December 31, 2024, originated six floating rate senior commercial real estate loans in the United States with a total commitment amount of $503.6 million and total outstanding principal amount of $481.7 million as of December 31, 2024.
•
In April 2024, the Company acquired a £150.0 million (equivalent to $187.6 million using the Pound Sterling (“GBP”) closing date exchange rate) participation in a £1.4B syndicated credit facility that was established to refinance a portfolio of 312 logistics assets totaling approximately 19 million square feet primarily located in last mile locations across the UK, in key UK logistics markets (the “UK Loan Participation”). The initial term of the underlying loan of the UK Loan Participation is two years and the loan also features three one-year extension options, subject to satisfaction of certain predefined conditions.
•
Entered into foreign currency forward contracts during the year ended December 31, 2024 to help mitigate the potential impact of changes in foreign currency exchange rates on our GBP-denominated loan investment.

Financing Activity

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
•
Received net borrowings of $501.0 million from our secured financing facilities for the year ended December 31, 2024.

Financial Condition

Investment Activities

As of December 31, 2024, the Company had originated seven USD-denominated CRE mortgage loans and invested in one GBP-denominated loan participation. The following table details the statistics of our loans receivable portfolio as of December 31, 2024 (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Spring, TX	12/12/2024	7.42%	$32,800	$32,800	$32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.33%	188,326	181,178	179,422	Monthly; I/O	10/29/2029
Multifamily	Berkeley, CA	8/7/2024	7.23%	88,000	88,000	87,463	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.68%	78,209	65,894	65,254	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.73%	20,000	20,000	19,849	Monthly; I/O	6/27/2026
Industrial	Various, United Kingdom	4/25/2024(4)	7.21%	187,740	187,740	186,328	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	7.73%	96,300	93,800	93,267	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.73%	185,050	165,080	163,832	Monthly; I/O	12/9/2028
				$876,425	$834,492	$828,215

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
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

Summary of Portfolio

The following charts further describe the composition of our investments in loans based on fair value as of December 31, 2024:

Financing Activities

We finance the majority of our loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of December 31, 2024:

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.65%	$600,000	$399,500	$200,500	$200,228	$257,099	6/21/2026	6/21/2029
MS International Repurchase Agreement	6.51%	187,740	37,548	150,192	149,913	186,328	2/15/2029	2/15/2029
WF Repurchase Agreement	6.21%	250,000	36,318	213,682	212,705	297,325	6/21/2026	6/21/2029
MS US Repurchase Agreement	6.30%	200,000	142,750	57,250	56,941	87,463	7/25/2027	7/25/2029
		$1,237,740	$616,116	$621,624	$619,787	$828,215

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
(2)
Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.

On June 21, 2024, the Company entered into an amended Citibank Repurchase Agreement with Citibank to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citibank Repurchase Agreement. As a result of the amendment, the Citibank Repurchase Agreement provides for asset purchases of up to $600.0 million (reflecting an increase from the previous $250.0 million limit) by Citibank. In addition, the initial maturity date of the Citibank Facility was extended to June 21, 2026 (from December 14, 2025) and the commencement dates of each of the three one-year extension option periods were rescheduled to the respective anniversary dates of the initial maturity date. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the Citibank Repurchase Agreement.

On April 23, 2024, the Company entered into the MS-International Repurchase Agreement, with Morgan Stanley, to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-International Repurchase Agreement. The borrowing facility is subject to one or more one-year extension options at the option of Morgan Stanley.

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

On July 25, 2024, the Company entered into the MS-US Repurchase Agreement, with MSMCH, as administrative agent for Morgan Stanley, as a buyer, to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-US Repurchase Agreement. The MS-US Repurchase Agreement provides for asset purchases by MSMCH on behalf of Morgan Stanley of up to $200.0 million with the ability to increase to $250.0 million as more particularly described in the MS-US Facility. The maturity date of the MS-US Facility is July 25, 2027, subject to a one (1) year extension at the Company’s option and, if such option is exercised, another one (1) year extension at the Company’s request subject to the consent of MSMCH, in each case, subject to satisfaction of certain customary conditions. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-US Repurchase Agreement.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2024 and for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023:

	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Revenues
Interest income	$41,466	$1,225
Other revenue	6,853	1,794
Total revenues	48,319	3,019
Expenses
Interest expense	25,686	861
Financing fees	4,376	694
General and administrative expenses	5,287	913
Management fees	1,430	—
Performance fees	1,081	—
Organization costs	—	888
Total expenses	37,860	3,356
Gains (losses) from operations and financing
Unrealized loss on loans receivable, at fair value	(4,552)	(1,712)
Unrealized gain on secured financings, at fair value	1,532	304
Unrealized gain on derivative instruments, net	85	—
Gain on foreign currency translation	156	—
Total loss from operations and financing, net	(2,779)	(1,408)
Net income (loss)	$7,680	$(1,745)

Due to the significant number of loans originated and overall level of investment activity during the year ended December 31, 2024, our results of operations for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023 are not comparable.

For the year ended December 31, 2024:

•
Revenues totaled $48.3 million, and consisted of interest income of $41.5 million and other revenue of $6.9 million (predominantly origination fees). During the year ended December 31, 2024, we originated six floating rate senior commercial real estate loans in the United States with a total commitment amount of $503.6 million and total outstanding principal amount of $481.7 million as of December 31, 2024. In April 2024, the Company acquired a £150.0 million (equivalent to $187.6 million using the GBP closing date exchange rate) participation in a £1.4B syndicated credit facility.

•
Interest expense was $25.7 million for the year ended December 31, 2024. The increase in interest expense was due to the larger debt balances outstanding required to finance the expanded loan investment portfolio, as discussed in the preceding paragraph. Financing fees totaled $4.4 million for the year ended December 31, 2024 as a result of costs incurred on expanding the number of financing facilities available to the Company to finance its loan origination activities.
•
General and administrative expenses were approximately $5.3 million and primarily related to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense, tax compliance fees, and other operating expenses incurred during the year ended December 31, 2024.
•
Management fees are earned by our Advisor for providing services pursuant to the Advisory Agreement. For the year ended December 31, 2024, management fees were approximately $1.4 million as a result of raising additional equity capital each month pursuant to its continuous private offering.
•
Performance fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the year ended December 31, 2024, performance fees were approximately $1.1 million as certain performance hurdles were achieved.
•
The net loss from operations and financing of ($2.8) million for the period is predominantly related to the remeasurement of the loans receivable and secured financings at fair value as of December 31, 2024.

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

Further, Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the earlier of (a) the first date that our NAV reaches $1 billion and (b) the second anniversary of the initial closing of the Company's continuous private offering, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, at least the second anniversary of the initial closing of the Company's private offering and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following the initial closing of the Company's continuous private offering. The Company may issue additional Class E shares to Starwood Capital in connection with the Company’s acquisition of additional assets in the future. As of December 31, 2024, Starwood Capital has purchased $31.5 million in our Class E shares.

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

As of December 31, 2024, the Company has established multiple loan repurchase facilities. The Company has pledged various loans as collateral and, based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, is permitted to borrow as much as $616.1 million. As of December 31, 2024, the Company has $621.6 million in outstanding debt. Refer to Note 3 - “Investments in Loans Receivable, at fair value” and Note 4 - “Secured financings, at fair value” for further information.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. The following table summarizes amounts available under these sources as of December 31, 2024 ($ in thousands):

December 31, 2024
Cash and cash equivalents	$2,789
Available borrowings on undrawn repurchase agreements	616,116
Total available liquidity and capital resources(1)	$618,905

__________________

(1)
Excludes a $118.5 million undrawn equity commitment by Starwood Capital.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (amounts in thousands):

	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Net cash provided by operating activities	$16,785	$2,374
Net cash used in investing activities	(674,395)	(160,000)
Net cash provided by financing activities	667,973	158,403
Effect of exchange rate changes on cash	241	—
Net increase in cash and cash equivalents	$10,604	$777

Cash flows provided by operating activities increased by approximately $14.4 million during the year ended December 31, 2024 primarily due to an increase in loan origination and overall investment activity compared to the period from July 14, 2023 (date of initial capitalization) through December 31, 2023. Cash flow provided by operating activities of $16.8 million during the year ended December 31, 2024, were primarily due to interest income and origination fees earned on the loan receivables held during the period.

Cash flows used in investing activities increased by approximately $514.4 million during the year ended December 31, 2024, primarily due to loan originations and future fundings of $674.4 million during the year ended December 31, 2024 compared to $160.0 million of loan originations and future fundings during the period from July 14, 2023 (date of initial capitalization) through December 31, 2023.

Cash flows provided by financing activities increased by approximately $501.0 million during the year ended December 31, 2024, primarily due to an increase of $380.5 million in net borrowings on our secured financing lines and a $135.3 million increase in net proceeds from the issuance of our common shares.

Critical Accounting Estimates

The preparation of the financial statements in accordance with U.S. GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate debt, revenue recognition and expense recognition to be our critical accounting policies. Refer to Note 2 – “Summary of Significant Accounting Policies” to our financial statements for further descriptions of such accounting policies.

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

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.

Recent Accounting Developments

Refer to Note 2 – "Summary of Significant Accounting Policies" to the financial statements for a discussion of recent accounting developments and the expected impact to the Company.

Subsequent Events

Capital Raise Activity

During the period from January 1, 2025 through March 21, 2025, the Company issued the following shares, including shares issued under the distribution reinvestment plan (“DRIP”) (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class S Common Shares	440,509	$8,913	61,746	$1,237
Class I Common Shares	441,179	8,839	43,700	875
Class E Common Shares	4,150	85	378	8
Total	885,837	$17,837	105,824	$2,120

Investment Activity

During the period from January 1, 2025 through March 21, 2025, the Company originated two commercial real estate loans with an aggregate outstanding principal amount of $64.7 million and a total loan amount of $65.5 million. The loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 7.06% based on the interest rate in effect at origination.

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

The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of December 31, 2024.

The estimated impacted on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$2,156	17.0%
-1.00%	$(1,239)	-9.7%

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

The following table represents our assets and liabilities that are denominated in GBP, as well as our expected future net interest receipts (amounts in thousands):

December 31, 2024
GBP
Foreign currency assets	£148,872
Foreign currency liabilities	(119,777)
Foreign currency contracts - notional, net(1)	(31,225)
Expected future net interest cash flows	1,225
Net exposure to exchange rate fluctuations	£(905)
Net exposure to exchange rate fluctuations in USD (2)	$(1,133)

__________________

(1)
Includes derivative hedging instruments used to mitigate risk related to the impact on GBP-denominated interest income and interest expense. As of December 31, 2024, the total projected net amount of GBP-denominated interest income and expense cash flows addressed by these instruments is £1.2 million.
(2)
Represents the U.S. dollar equivalent using the GBP closing rate of 1.2516 as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data

Table of Contents

Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (PCAOB ID 238)	78
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	79
Consolidated Statements of Operations for the year ended December 31, 2024 and the period July 14, 2023 (date of initial capitalization) through December 31, 2023	80
Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (date of initial capitalization) through December 31, 2024	81
Consolidated Statements of Cash Flows for the year ended December 31, 2024 and the period July 14, 2023 (date of initial capitalization) through December 31, 2024	82
Notes to Consolidated Financial Statements	83
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2024	101

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Starwood Credit Real Estate Income Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Credit Real Estate Income Trust and its subsidiaries (the “Company”) as of December 31, 2024 and December 31, 2023, and the related consolidated statements of operations, of changes in redeemable common shares and shareholders' equity and of cash flows for the year ended December 31, 2024 and for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 21, 2025

We have served as the Company’s auditor since 2023.

Starwood Credit Real Estate Income Trust

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31, 2024	December 31, 2023
Assets
Loans receivable, at fair value	$828,215	$158,288
Cash and cash equivalents	2,789	777
Restricted cash	8,592	—
Accrued interest receivable	4,700	214
Other assets	309	—
Total assets	$844,605	$159,279
Liabilities and Equity
Secured financings, at fair value	$619,787	$120,196
Subscriptions received in advance	8,592	—
Due to advisor	8,818	4,075
Accrued shareholder servicing fees	7,294	422
Interest payable	2,414	305
Distribution payable	1,338	246
Other liabilities	523	140
Total liabilities	648,766	125,384

Commitments and contingencies (see note 13)	—	—
Redeemable common shares — Class E shares, par value $0.01 per share; 1,670,897 and 1,603,050 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	34,307	32,199

Equity
Common shares — Class S shares, par value $0.01 per share; 5,064,764 and 259,750 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	51	3
Common shares — Class I shares, par value $0.01 per share; 3,823,418 and 67,050 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	38	1
Additional paid-in capital	166,938	3,683
Accumulated deficit and cumulative distributions	(5,495)	(1,991)
Total shareholders’ equity	161,532	1,696
Total liabilities, redeemable common shares, and equity	$844,605	$159,279

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Consolidated Statements of Operations

(in thousands, except for share and per share data)

	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Revenues
Interest income	$41,466	$1,225
Other revenue	6,853	1,794
Total revenues	48,319	3,019
Expenses
Interest expense	25,686	861
Financing fees	4,376	694
General and administrative expenses	5,287	913
Management fees	1,430	—
Performance fees	1,081	—
Organization costs	—	888
Total expenses	37,860	3,356
Gains (losses) from operations and financing
Unrealized loss on loans receivable, at fair value	(4,552)	(1,712)
Unrealized gain on secured financings, at fair value	1,532	304
Unrealized gain on derivative instruments, net	85	—
Gain on foreign currency translation	156	—
Total loss from operations and financing, net	(2,779)	(1,408)
Net income (loss)	$7,680	$(1,745)
Net income (loss) per common share, basic	$1.02	$(4.99)
Net income (loss) per common share, diluted	$1.02	$(4.99)
Weighted-average common shares outstanding, basic	7,553,549	349,868
Weighted-average common shares outstanding, diluted	7,555,116	349,868

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity

Balance at July 14, 2023 (date of initial capitalization)	$—	$—	$—	$—	$—	$—
Common shares issued	32,061	3	1	6,565	—	6,569
Offering costs	—	—	—	(2,749)	—	(2,749)
Amortization of share grants	5	—	—	—	—	—
Net loss	—	—	—	—	(1,745)	(1,745)
Remeasurement of redeemable common shares	133	—	—	(133)	—	(133)
Distributions declared on common shares	—	—	—	—	(246)	(246)
Balance at December 31, 2023	$32,199	$3	$1	$3,683	$(1,991)	$1,696
Common shares issued	1,373	48	37	172,454	—	172,539
Offering costs	—	—	—	(8,464)	—	(8,464)
Amortization of share grants	60	—	—	—	—	—
Net income	—	—	—	—	7,680	7,680
Remeasurement of redeemable common shares	675	—	—	(735)	—	(735)
Distributions declared on common shares	—	—	—	—	(11,184)	(11,184)
Balance at December 31, 2024	$34,307	$51	$38	$166,938	$(5,495)	$161,532

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Cash flows from operating activities
Net income	$7,680	$(1,745)
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on loans receivable, at fair value	4,552	1,712
Unrealized gain on secured financings, at fair value	(1,532)	(304)
Unrealized gain on derivative instruments, net	(85)	—
Gain on foreign currency translation	(156)	—
Financing fees	4,376	694
Amortization of share grants	60	5
Change in assets and liabilities
Increase in accrued interest receivable	(4,486)	(214)
Increase in prepaid assets	(224)	—
Increase in due to advisor	4,168	1,781
Increase in other liabilities	2,432	445
Net cash provided by operating activities	16,785	2,374

Cash flows from investing activities
Loan origination and funding activities	(674,395)	(160,000)
Net cash used in investing activities	(674,395)	(160,000)

Cash flows from financing activities
Borrowings under secured financings	653,704	120,500
Borrowings under bridge loan	—	125,750
Financing fees	(4,376)	(694)
Repayments of secured financings	(152,750)	—
Repayments of bridge loan	—	(125,750)
Contributions received from common shares issued	173,912	38,629
Subscriptions received in advance	8,592	—
Offering costs	(1,017)	(32)
Distributions	(10,092)	—
Net cash provided by financing activities	667,973	158,403
Effect of exchange rate changes on cash balances	241	—
Net change in cash and cash equivalents and restricted cash	10,604	777
Cash and cash equivalents and restricted cash, beginning of period	777	—
Cash and cash equivalents and restricted cash, end of period	$11,381	$777
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	2,789	777
Restricted cash	8,592	—
Total cash and cash equivalents and restricted cash	$11,381	$777
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,913	$555

Non-cash financing activities:
Accrued shareholder servicing fees due to affiliate	$6,872	$422
Accrued offering costs due to affiliate	40	2,294
Distributions payable	1,092	246

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company”) was formed on June 28, 2023 as a Maryland statutory trust and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are expected to be primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company is externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at December 31, 2024 consists of demand deposits and money market fund investments. Cash is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted cash

Restricted cash consists of amounts held in escrow by the Company’s loan servicer and cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.

Derivative Financial Instruments and Hedge Activities

The Company enters into derivative financial instruments, specifically foreign exchange (“FX”) forward contracts, to manage risks from fluctuations in foreign exchange rates. The Company records its derivatives on its Consolidated Balance Sheets at fair value and such amounts are included as a component of Other assets. No derivatives were designated as formal hedging relationships, but rather are considered economic hedges. Any changes in the fair value of these derivatives are recorded as components of Unrealized gain on derivative instruments, net on the Company’s Consolidated Statements of Operations. The Company classifies cash flows related to the non-designated derivatives in either operating or investing activities on the Consolidated Statements of Cash Flows depending on the nature of the cash flow activity.

See Note 7 – “Derivatives and Hedging Activity”, for further details.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in Loans receivable, at fair value and Secured financings, at fair value on the Consolidated Balance Sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares (including redeemable common shares) of beneficial interest, par value $0.01 per share (“common shares”).

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the consolidated statements of operations within Other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the Consolidated Statements of Operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. Gains and losses from translation of foreign currency denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the Company’s Consolidated Statements of Operations.

Revenue Recognition

Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. For loans where we do not elect the fair value option, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elect the fair value option, origination fees and direct loan costs are recorded directly in income on the Consolidated Statements of Operations within Other revenue and are not deferred.

As December 31, 2024 and 2023, the Company has elected the fair value option for each of its outstanding loans.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded on the Company’s Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the initial closing of the continuous private offering (the “continuous private offering”). The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following January 1, 2026.

As of December 31, 2024, the Advisor had incurred organization and offering costs on the Company’s behalf of $5.1 million, consisting of offering costs of $2.3 million and organization costs of $0.8 million. Such costs became the Company’s liability on December 1, 2023, the date of the initial closing of the Company’s continuous, blind pool private offering. These organization and offering costs are recorded as a component of Due to advisor on the Company’s Consolidated Balance Sheets as of December 31, 2024. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a shareholder servicing fee of

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no shareholder servicing fee with respect to Class I or Class E shares.

The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2024:

	Class T Common Shares	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.5%	Up to 1.5%	—	—
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	—

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the years ended December 31, 2024 and 2023, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

Operating Expenses

The Advisor has agreed to advance certain of the Company’s operating expenses through the first anniversary of the date of the initial closing of the continuous private offering. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following January 1, 2026. Operating expenses incurred after the first anniversary of the initial closing of its private offering will be paid by the Company as incurred. Operating expenses are recorded within General and administrative expenses on the Company’s Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Advisor but not paid will be recognized as a liability on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Advisor had incurred operating costs on the Company’s behalf of $2.3 million and $0.9 million, respectively, which has been recorded as a component of Due to advisor on the Company’s Consolidated Balance Sheet.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the period ended December 31, 2024, the Company granted 2,932 restricted Class E shares to its independent trustees with a fair value of $60,000 based on the NAV per share as of December 1, 2024 that vest one year from the date of grant. For the period ended December 31, 2023, the Company granted 3,002 restricted Class E shares to its independent trustees with a fair value of $60,040 based on the NAV per share as of December 1, 2023 that vested in December of 2024.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During year ended December 31, 2024, the Advisor earned $1.1 million of performance fees. During the year ended December 31, 2024, the Advisor elected to receive a portion of the Performance Fee compensation in the form of 33,790

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Class E shares for fees incurred during the nine month periods ending September 30, 2024. The Class E shares issued to the Advisor as payment for Performance Fees due are recorded as an increase to shareholders’ equity with an offsetting decrease to performance fees payable (Due to advisor) on the date of the delivery of the shares. As discussed in Note 8 – “Redeemable common shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s Consolidated Balance Sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date. The Advisor elected to receive the Performance Fee compensation of $0.4 million for the three months ended December 31, 2024, as cash.

No Performance Fee was earned by the Advisor for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of December 31, 2024, the Company’s assets included multiple CRE loans and an investment in a loan participation denominated in GBP. Refer to Note 3- “Investments in Loans Receivable, at fair value” for additional information.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures of significant segment expenses that are readily provided to the chief operating decision maker (“CODM”) and are included in segment profit or loss and disclosure of the title and position of the CODM and how the CODM uses the reported segment measures in assessing segment performance and deciding how to allocate resources. The Company adopted ASU 2023-07 retrospectively as of January 1, 2024. The CODM is our CEO, who manages the Company, including allocating resources and evaluating results based on the performance of the Company as a whole. The Company operates as a single operating segment. Our CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. Net income (loss) is our primary measure of profit and loss and all costs and expense categories on our Consolidated Statements of Operations are significant.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. We do not expect this ASU will have a material impact on the Company’s income tax disclosures.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

3. Investments in Loans Receivable, at fair value

As of December 31, 2024, the Company's held for investment loan portfolio was as follows (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Spring, TX	12/12/2024	7.42%	$32,800	$32,800	$32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.33%	188,326	181,178	179,422	Monthly; I/O	10/29/2029
Multifamily	Berkeley, CA	8/7/2024	7.23%	88,000	88,000	87,463	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.68%	78,209	65,894	65,254	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.73%	20,000	20,000	19,849	Monthly; I/O	6/27/2026
Industrial	Various, United Kingdom	4/25/2024(4)	7.21%	187,740	187,740	186,328	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	7.73%	96,300	93,800	93,267	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.73%	185,050	165,080	163,832	Monthly; I/O	12/9/2028
				$876,425	$834,492	$828,215

As of December 31, 2023, the Company's held for investment loan portfolio was as follows (amounts in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Hayward, CA	11/30/2023	8.60%	$185,050	$160,000	$158,288	Monthly; I/O	12/9/2028
				$185,050	$160,000	$158,288

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
(2)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)
Reflects the acquisition date of the loan participation.

4. Secured financings, at fair value

The following table presents the value of secured financings, at fair value, as of the period ended December 31, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.65%	$600,000	$399,500	$200,500	$200,228	$257,099	6/21/2026	6/21/2029
MS International Repurchase Agreement	6.51%	187,740	37,548	150,192	149,913	186,328	2/15/2029	2/15/2029
WF Repurchase Agreement	6.21%	250,000	36,318	213,682	212,705	297,325	6/21/2026	6/21/2029
MS US Repurchase Agreement	6.30%	200,000	142,750	57,250	56,941	87,463	7/25/2027	7/25/2029
		$1,237,740	$616,116	$621,624	$619,787	$828,215

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

The following table presents the value of secured financings, at fair value, as of the period ended December 31, 2023 (amounts in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	7.61%	$250,000	$129,500	$120,500	$120,196	$158,288	12/14/2025	12/14/2028
		$250,000	$129,500	$120,500	$120,196	$158,288

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
(2)
Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.

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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of December 31, 2024, the Company is in compliance with all covenants.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

On November 30, 2023, we entered into a credit agreement with Starwood Capital Group Management L.L.C. The agreement provided for maximum borrowings of $148 million. We incurred interest on the loan at a rate based on the one-month Term SOFR plus 2.5%. The sole draw of $125.8 million under the agreement was executed on November 30, 2023 and the proceeds were used to originate a first mortgage loan and mezzanine loan on a single property. The loan was subsequently paid off in two installments with the last being $120.5 million on December 20, 2023 when the remaining debt balance was refinanced with proceeds from the Citibank Repurchase Agreement (as defined above). The interest accrued and paid on this loan was approximately $0.6 million.

The following table represents the future principal payments under the Company’s secured borrowings, at fair value, as of December 31, 2024 ($ in thousands):

Year	Amount
2025	$—
2026	414,182
2027	57,250
2028	—
2029	150,192
Thereafter	—
Total	$621,624

5. Fair Value Measurements

U.S. GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. U.S. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

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

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Fair Value on a Recurring Basis

We measure the fair value of our loans receivable and secured financings using a discounted cash flow analysis unless observable market data is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, we have determined that the fair values of loans receivable and secured financings valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available.

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

Fair Value Disclosure

The following table presents our financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets by their level in the fair value hierarchy (amounts in thousands):

	December 31, 2024			December 31, 2023
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	$—	$—	$828,215	$—	$—	$158,288
Derivative instrument assets, at fair value	—	85	—	—	—	—
Total	$—	$85	$828,215	$—	$—	$158,288

Financial Liabilities:
Secured financings, at fair value	$—	$—	$(619,787)	$—	$—	$(120,196)
Total	$—	$—	$(619,787)	$—	$—	$(120,196)

The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable, at fair value, for the years ended December 31, 2024 and 2023 (amounts in thousands):

Balance as of July 14, 2023 (date of initial capitalization)	$—
Loan originations and fundings	160,000
Unrealized loss on loans receivable, at fair value	(1,712)
Balance as of December 31, 2023	$158,288
Loan originations and fundings	674,395
Unrealized loss on loans receivable, at fair value	(4,552)
Foreign currency translation	84
Balance as of December 31, 2024	$828,215

The following table shows a reconciliation of the beginning and ending fair value measurements of our secured financings, at fair value, for the years ended December 31, 2024 and 2023 (amounts in thousands):

Balance as of July 14, 2023 (date of initial capitalization)	$—
Borrowings under secured financings	(120,500)
Unrealized gain on secured financings, at fair value	304
Balance as of December 31, 2023	$(120,196)
Borrowings under secured financings	(653,704)
Repayments under secured financings	152,750
Unrealized gain on secured financings, at fair value	1,532
Foreign currency translation	(169)
Balance as of December 31, 2024	$(619,787)

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2024 and December 31, 2023 (amounts in thousands):

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$828,215	Discounted cash flow	Discount Rate	7.86%	7.53 - 8.18%
Financial Liabilities:
Secured financings, at fair value	$(619,787)	Discounted cash flow	Discount Rate	6.74%	6.42 - 7.08%

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$158,288	Discounted cash flow	Discount Rate	9.06%	9.06%
Financial Liabilities:
Secured financings, at fair value	$(120,196)	Discounted cash flow	Discount Rate	7.97%	7.97%

6. Other assets and Other liabilities

The following table summarizes the components of Other assets (amounts in thousands):

	December 31, 2024	December 31, 2023
Prepaid assets	$224	$—
Derivative instrument assets, at fair value	85	—
Total other assets	$309	$—

The following table summarizes the components of Other liabilities (amounts in thousands):

	December 31, 2024	December 31, 2023
Accrued expenses	$373	$—
Deposit liability	50	125
Trustee compensation payable	45	—
Unearned revenue	55	15
Total other liabilities	$523	$140

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain foreign currency risk from our investments in securities denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of December 31, 2024, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

We have entered into FX forward contracts pursuant to which we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments. The following table summarizes our non-designated derivatives as of December 31, 2024 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	4	31,225	GBP	March 2025 - June 2027
	4

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2024 and 2023 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Foreign exchange contracts	$85	$—	$—	$—
	$85	$—	$—	$—

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the year ended December 31, 2024 (amounts in thousands):

		Amount of Gain (Loss) Recognized in Income for the
Type of Derivative	Income Statement Location	Year Ended December 31, 2024	Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Foreign Currency Forward Contracts	Unrealized gain on derivative instruments, net	$85	$—
		$85	$—

The Company classifies foreign currency forward contracts as Level 2 fair value measurements pursuant to the fair value hierarchy. See Note 5 – “Fair Value Measurements” for further details.

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

On November 30, 2023, in connection with the Initial Capitalization (as defined below), the Company issued an aggregate of 1,575,000 of its common shares to Starwood Real Estate Income Holdings, L.P., an affiliate of the Advisor (“Starwood RE Income Holdings”) at a price per share of $20.00 for an aggregate purchase price of $31.5 million (which were subsequently converted into Class E shares in connection with the Company’s amended Declaration of Trust). Additionally, on December 1, 2023, the Company

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

issued 28,000 Class E shares to other affiliates of Starwood Capital and investors eligible to purchase Class E shares at a price per share of $20.00 for an aggregate purchase price of $0.6 million in its continuous, blind pool private offering.

The following table details the movement in the Company’s outstanding redeemable common shares during the period from July 14, 2023 (date of initial capitalization) through December 31, 2023 and during the year ended December 31, 2024(amounts in thousands except share amounts):

Redeemable Common Shares
Shares outstanding as of July 14, 2023 (date of initial capitalization)	—
Redeemable common shares issued	1,603,050
Redeemable common shares issued as performance fee compensation	—
DRIP shares issued	—
Shares outstanding as of December 31, 2023	1,603,050

Proceeds from issuance of redeemable common shares	$32,061

Shares outstanding as of December 31, 2023	1,603,050
Redeemable common shares issued	29,822
Redeemable common shares issued as performance fee compensation	33,790
DRIP shares issued	1,233
Independent trustees' restricted common shares grant (1)	3,002
Shares outstanding as of December 31, 2024	1,670,897

Proceeds from issuance of redeemable common shares	$1,373

__________________

(1)
The independent trustees’ restricted common shares grant represents $60,040 of the annual compensation paid to the independent trustees in the form of restricted common shares for the year ended December 31, 2024.

At December 31, 2024, all issued and outstanding Class E shares are classified in temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization (as defined below), the Company is required to repurchase such shares upon the request of the holder following the Applicable Liquidity Date (as defined below), subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of management fees and/or performance fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the Advisory Agreement (as defined below). The redeemable common shares are subsequently adjusted to equal what the redemption amount would be as if redemption were to occur at the reporting date. As of December 31, 2024, the redeemable common shares are remeasured using the NAV per share as of December 31, 2024 with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

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

Distributions

The following table details the aggregate distributions declared for redeemable common shares for the year ended December 31, 2024 and for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023:

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

	Redeemable Common Shares
	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Aggregate gross distributions declared per redeemable common share	$1.5592	$0.1292
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$1.5592	$0.1292

__________________

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

The following table details the movement of and net proceeds received from the Company’s outstanding common shares for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023 and during the year ended December 31, 2024 (amounts in thousands except share amounts):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of July 14, 2023 (date of initial capitalization)	—	—	—
Common shares issued	259,750	67,050	326,800
DRIP shares issued	—	—	—
Shares outstanding as of December 31, 2023	259,750	67,050	326,800

Proceeds from issuance of common shares	$5,195	$1,341	$6,536

Shares outstanding as of December 31, 2023	259,750	67,050	326,800
Common shares issued	4,665,255	3,668,601	8,333,856
DRIP shares issued	139,759	87,767	227,526
Shares outstanding as of December 31, 2024	5,064,764	3,823,418	8,888,182

Proceeds from issuance of common shares	$96,967	$75,241	$172,208

As of December 31, 2024, no Class D or Class T shares have been issued.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Share Repurchase Plan

The board of trustees has adopted a share repurchase plan, which commenced with the quarterly repurchase period ending March 31, 2024, which was the first full calendar quarter following the initial closing of the continuous private offering. Pursuant to the share repurchase plan, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the DRIP.

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

We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or net offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in the Company’s judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the board of trustees may make exceptions to, modify or suspend the share repurchase plan if it deems in its reasonable judgment such action to be in the Company’s best interest.

For the year ended December 31, 2024, the Company received no repurchase requests. For the period from July 14, 2023 (date of initial capitalization) through December 31, 2023, the Company received no repurchase requests.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the year ended December 31, 2024 and period from July 14, 2023 (date of initial capitalization) through December 31, 2023:

	For the Year Ended December 31, 2024		For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
	Class S Common Shares	Class I Common Shares(1)	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$1.5592	$1.5592	$0.1292	$0.1292
Shareholder servicing fee per common share	(0.1703)	—	(0.0144)	—
Net distributions declared per common share	$1.3889	$1.5592	$0.1148	$0.1292

__________________

(1)
There is no shareholder servicing fee with respect Class I shares. Refer to Note 11 — “Related Party Transactions” below for further information on shareholder servicing fees.

The following table sets forth the dividends declared per share of our common stock that are taxable in the fiscal tax year ended December 31, 2024 and the related tax characterization:

		Tax Characterization of Dividends
	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Class E - Redeemable common shares	$1.5592	$1.3953	$0.1639	$—
Class S - Common shares	1.3889	1.2429	0.1460	—
Class I - Common shares	1.5592	1.3953	0.1639	—

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

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor will be paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on our common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. The Advisor agreed to waive its Management Fee for the first three months following the initial closing of our continuous private offering (the period through February 29, 2024), and accordingly, no management fee was earned during the year ended December 31, 2023. During the year ended December 31, 2024, Management Fees earned by the Advisor were approximately $1.4 million.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”) which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. For

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

purposes of the Performance Fee, “adjusted capital” means cumulative net proceeds generated from sales of our Class T shares, Class S shares, Class D shares and Class I shares (including proceeds from the DRIP) reduced for distributions from dispositions of our investments paid to Class T, Class S, Class D and Class I shareholders and amounts paid to Class T, Class S, Class D and Class I shareholders for share repurchases pursuant to our share repurchase plan. The Advisor will not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once our Core Earnings exceed the Annual Hurdle Rate, the Advisor is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor is entitled to receive 12.5% of our Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. The Company does not pay the Advisor a Performance Fee on Class E shares. To the extent that the Advisor elects to receive any portion of the Performance Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Our Class I shares or Class E shares obtained by the Advisor will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. During the year ended December 31, 2024, the Advisor earned Performance Fees of approximately $1.1 million. The Advisor has elected to receive a portion of its Performance Fees earned in Class E shares and a portion in cash. During the year ended, December 31, 2023, no Performance Fee was earned.

Temporary Waiver of Management Fees

On October 16, 2024, the Board of Trustees approved Amendment No. 1 to the Advisory Agreement (“Advisory Agreement Amendment”), which amends, among other things, the provisions of the Advisory Agreement related to the waiver of the management fee. Pursuant to the Advisory Agreement Amendment, the Advisor agreed to an additional waiver of its management fee beginning on January 1, 2025 and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) Distribution Reinvestment Plan and (ii) any investment from Strategic Investors (as defined in the Amendment)) exceeds $300.0 million (measured from and including subscriptions in January 2025).

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

The following table details the components of Due to advisor as of December 31, 2024 and December 31, 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Accrued operating expenses	$5,071	$893
Accrued organization costs	830	888
Accrued offering costs	2,334	2,294
Accrued management fees	190	—
Accrued performance fees	393	—
Total Due to advisor	$8,818	$4,075

Accrued operating expenses

The Advisor has agreed to advance certain of the Company’s operating expenses through the first anniversary of the date of the initial closing of the continuous private offering (December 1, 2024). The Advisor had incurred operating costs on the Company’s behalf of $5.1 million and $0.9 million, as of December 31, 2024 and December 31, 2023, respectively. On October 16, 2024, the Company and the Advisor entered into the Advisory Agreement Amendment, which amends, among other things, the provisions of the Agreement related to the reimbursement by the Company to the Advisor of the organization and offering expenses and certain operating expenses. Pursuant to the Amendment, the Advisor agreed for the Company’s benefit that the Advisor shall be reimbursed for all such advanced operating expenses ratably over a 60-month period commencing in January 2026. Operating expenses incurred after the first anniversary of the initial closing of its private offering will be paid by the Company as incurred.

Accrued organization and offering costs

The Advisor has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the initial closing of the continuous private offering (December 1, 2024).

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

The Advisor had incurred organization and offering costs on the Company’s behalf of $3.1 million, consisting of offering costs of $2.3 million and organization costs of $0.8 million, and $3.2 million, consisting of offering costs of $2.3 million and organization costs of $0.9 million, as of December 31, 2024 and December 31, 2023, respectively. The organization costs are recorded on the Consolidated Statements of Operations and the offering costs are charged to equity. Pursuant to the Advisory Agreement Amendment, the Advisor agreed for the Company’s benefit that the Advisor shall be reimbursed for all such advanced organization and offering costs ratably over a 60-month period commencing in January 2026.

Accrued affiliate service provider expenses

The Company may retain or the Advisor may retain pursuant to the terms of the Advisory Agreement, certain of the Advisor’s affiliates, from time to time, to provide services relating to the Company’s investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters.

The Company has engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Trustee of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the fiscal year ended December 31, 2024 and 2023, the amounts incurred for these services provided were an insignificant amount and $0.1 million, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2024 and 2023, the amounts incurred for these services provided were an insignificant amount, respectively.

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

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the years ended December 31, 2024 and 2023, the Dealer Manager did not retain any shareholder servicing fees.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were $7.3 million and $0.4 million as of December 31, 2024, and December 31, 2023, respectively.

Related Party Share Ownership

As of December 31, 2024, the Advisor, its employees, and its affiliates, including the Company’s trustees, hold an aggregate of $34.0 million in the Company, held as Class E common shares of the Company.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

11. Net Income (Loss) Per Common Share

Net income per common share for the year ended December 31, 2024 and for the period since the date of initial capitalization through December 31, 2023, is computed as follows (in thousands, except for share and per share data):

	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$7,680	$(1,745)
Weighted-average common shares outstanding, basic	7,553,549	349,868
Basic net income per common share	$1.02	$(4.99)
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$7,680	$(1,745)
Weighted-average common shares outstanding, diluted(1)	7,555,116	349,868
Diluted net income per common share	$1.02	$(4.99)

__________________

(1)
Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested common share awards. As of December 31, 2024, 2,932 unvested shares were outstanding.

For the year ended December 31, 2023, unvested Class E common shares awarded to the Company's independent trustees are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The weighted average number of shares of common shares outstanding is identical for both basic and diluted shares.

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

13. Commitments and Contingencies

As of December 31, 2024, we had unfunded commitments of approximately $41.9 million for four of our loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves, and capital expenditures. Funding depends on timing of lease-up, renovation, and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans.

As of December 31, 2024 and 2023, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

14. Subsequent Events

Capital Raise Activity

During the period from January 1, 2025 through March 21, 2025, the Company issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class S Common Shares	440,509	$8,913	61,746	$1,237
Class I Common Shares	441,179	8,839	43,700	875
Class E Common Shares	4,150	85	378	8
Total	885,837	$17,837	105,824	$2,120

Investment Activity

During the period from January 1, 2025 through March 21, 2025, the Company originated two commercial real estate loans with an aggregate outstanding principal amount of $64.7 million and a total loan amount of $65.5 million. The loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 7.06% based on the interest rate in effect at origination.

Starwood Credit Real Estate Income Trust

Schedule IV

Mortgage Loans on Real Estate

Type of Loan	Description / Location	Prior Liens	Face Amount	Carrying Amount (Fair Value)		Weighted Average Interest Rate(1)	Payment Terms(2)	Maximum Maturity Date(3)	Principal Amount of Delinquent Loans	Year Originated
Senior Loan	Multifamily - Hayward, CA	N/A	$165,080	$163,832		7.73%	Monthly; I/O	12/9/2028	$—	2023
Senior Loan	Multifamily - Houston, TX	N/A	93,800	93,267		7.73%	Monthly; I/O	2/11/2030	—	2024
Senior Loan	Industrial - United Kingdom (Various)	N/A	187,740	186,328		7.21%	Quarterly; I/O	4/25/2026	—	2024(4)
Senior Loan	Multifamily - New York, NY	N/A	20,000	19,849		7.73%	Monthly; I/O	6/27/2026	—	2024
Senior Loan	Self-Storage - United States (Various)	N/A	65,894	65,254		7.68%	Monthly; I/O	8/1/2029	—	2024
Senior Loan	Multifamily - Berkeley, CA	N/A	88,000	87,463		7.23%	Monthly; I/O	8/7/2029	—	2024
Senior Loan	Industrial - Nashville, TN & Atlanta, GA	N/A	181,178	179,422		7.33%	Monthly; I/O	10/29/2029	—	2024
Senior Loan	Multifamily - Spring, TX	N/A	32,800	32,800		7.42%	Monthly; I/O	1/9/2030	—	2024
Total Loan Portfolio			$834,492	$828,215	(5)				$—

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
(2)
Interest only until the stated maturity date of the loan.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)
Reflects the acquisition date of the loan participation.
(5)
The tax basis of the loans included above is $828.8 million as of December 31, 2024.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

The following table reconciles mortgage loans on real estate for the year ended December 31, 2024 and for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023:

	For the year ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023

Balance at the beginning of the period	$158,288	$—
Originations and fundings of new loans	674,395	160,000
Unrealized loss	(4,552)	(1,712)
Collection of principal	—	—
Foreign currency translation	84	—
Balance at the end of the year	$828,215	$158,288

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, was effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 19, 2025, John P. McCarthy notified the Company of his resignation as trustee and Chairperson of the Company, effectively April 1, 2025. Mr. McCarthy’s resignation was not due to any disagreement with the Company, the Advisor, or any of their affiliates.

On March 20, 2025, the board of trustees of the Company appointed Zachary H. Tanenbaum to serve as a trustee, effective April 1, 2025. Mr. Tanenbaum is a Managing Director of Starwood Capital and was requested by Starwood Capital to serve on the board of trustees. There are no family relationships between Mr. Tanenbaum and any trustee or executive officer of the Company and there are no transactions between Mr. Tanenbaum and the Company that would be required to be reported under Item 404(a) of Regulation S-K. For biographical information on Mr. Tanenbaum, see “Part III. Directors, Executive Officers and Corporate Governance—Biographical Information—Zachary H. Tanenbaum.”

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

Trustees and Executive Officers

Information regarding our trustees and executive officers are set forth below:

Name	Age*	Position	Position Held Since
Barry S. Sternlicht	64	Executive Chairperson	2023
John P. McCarthy**	63	Chairperson of the Board	2023
Dennis G. Schuh**	53	Trustee, Chief Executive Officer and President	2023
Joseph Nieto	55	Chief Financial Officer and Treasurer	2024
Rachel O. Zane	36	Secretary	2023
Zachary H. Tanenbaum**	41	Chief Operating Officer and Head of Investor Relations	2023
Peggy Lamb	60	Independent Trustee	2023
Jay N. Levine	63	Independent Trustee	2023
Cyrus D. Walker	57	Independent Trustee	2023

__________________

* As of December 31, 2024

**Mr. McCarthy has stepped down as Chairperson of the Board, effective April 1, 2025. Mr. Schuh will serve as the Chairperson of the Board and Mr. Tanenbaum will serve as a member of our board of trustees, in each case, beginning April 1, 2025.

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

Biographical Information

Barry S. Sternlicht has served as the Executive Chairperson since our formation in June 2023. He founded Starwood Capital, a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with approximately $115 billion in assets under management as of December 31, 2023 and has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1991. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality. He serves as the Chairman of the board of directors of SREIT and Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust and the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor. Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several notable public market transactions to enhance the scale of the Starwood Capital platform, including the creation and expansion of Starwood Property Trust, the consolidation of Starwood Hotels & Resorts Worldwide, Inc. (formerly NYSE: HOT) (“HOT”), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT. During his tenure as Chief Executive Officer, HOT’s market capitalization grew to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American and ITT Corp., and led the development of the W Hotel concept. Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lytro, a developer of light-field cameras, and Lyric, a hospitality platform for business travelers. Mr. Sternlicht serves on the Board of Directors of The Estée Lauder Companies (NYSE: EL), Cano Health Inc. (NYSE: CANO) and LOG Commercial Properties e Participacoes SA. Mr. Sternlicht previously served as a director to Invitation Homes (NYSE: INVH) from 2014 to 2020. Mr. Sternlicht is a Founder of Jaws Mustang Acquisition Corporation (NYSE: JWSM.UN), Jaws Hurricane Acquisition Corp. (NASDAQ: HCNE) and Jaws Juggernaut Acquisition Corporation (NASDAQ: JUGG), blank check companies listed on either the New York Stock Exchange or NASDAQ. Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH), iStar (NYSE: STAR) and Baccarat S.A., a crystal maker headquartered in Baccarat, France. He also previously served on the Board of Directors of Restoration Hardware (NYSE: RH), Vesper Healthcare Acquisition Corp. (NASDAQ: VSPR), A.S. Roma and Equity Residential. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University and earned an M.B.A. with distinction from Harvard Business School.

John P. McCarthy Jr. has served as a trustee since our formation in June 2023 and is the Chairperson of our board of trustees. Mr. McCarthy has also served in several roles at SREIT, including Vice Chairman since May 2023 and as a member of the board of directors since November 2017. Mr. McCarthy previously served as SREIT’s Chief Executive Officer from its formation in June 2017 until May 2023 and as President from June 2017 until January 2021. Mr. McCarthy has served on the Advisor’s Investment Committee since November 2017. Mr. McCarthy has served as Managing Director of Starwood Capital since July 2015, where he was responsible for managing and expanding relationships with Starwood Capital’s investors around the world. Mr. McCarthy previously served as Global Head of Asset Management for Starwood Capital from March 2009 to May 2012, during which time he also served on Starwood Capital’s Investment Committee. Prior to rejoining Starwood Capital, Mr. McCarthy served as Deputy Head of Europe for the Abu Dhabi Investment Authority (“ADIA”) from June 2012 to May 2015. During this time, Mr. McCarthy served on ADIA’s Executive and Global Strategy committees. Prior to this, Mr. McCarthy served as Global Co-Head of Asset Management for Lehman Brothers Real Estate Private Equity from June 2005 to February 2009 and was a Partner at O’Connor Capital Partners (“O’Connor”) and the Co-Head of the Europe Business. Prior to joining O’Connor, Mr. McCarthy worked for GE Capital where he held a variety of positions, including managing the firm’s real estate investing activities across Central Europe. Mr. McCarthy has previously served on several boards throughout his career, including ERE, a Paris, France based developer of European Shopping Malls, Deutsche Annington, a listed German based residential rental platform encompassing more than 180,000 units and McCarthy & Stone, formerly the UK’s largest developer of homes for seniors. Mr. McCarthy received a B.S. in Finance from the University of Connecticut, and an M.B.A. from Fordham University.

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

Joseph Nieto has served as our Chief Financial Officer and Treasurer since November 2024. He has also served as Chief Financial Officer and Treasurer for SREIT since January 2025 as well as a number of other roles at SREIT, including Global Business Controller from January 2020 to January 2025 and Operational Controller from November 2017 to January 2020. He also serves as a Managing Director for Starwood Capital. Prior to joining Starwood Capital in November 2017, Mr. Nieto held various senior financial roles with GE Capital across Energy Financial Services, Commercial Real Estate and Capital Headquarters spanning 13 years. Before joining GE Capital, Mr. Nieto held other various Senior Controller roles, where he was responsible for operational accounting, finance, controls and technical accounting. Mr. Nieto began his career at a boutique accounting firm in New York, where he was an audit manager. Mr. Nieto received a B.S. in accounting and an M.B.A in financial management from Pace University. He is also a certified public accountant (inactive).

Rachel O. Zane has served as our Secretary since August 2023. Ms. Zane has served as Senior Vice President for Starwood Capital. In this role, Ms. Zane is responsible for overseeing transactional, asset management and other corporate legal matters for Starwood affiliated investment vehicles. Prior to joining Starwood Capital in June 2022, Ms. Zane practiced corporate real estate law at Simpson Thacher & Bartlett LLP from September 2015 to May 2022. Ms. Zane received a B.S. from the University of Virginia, a M.S. from the University of Pennsylvania and a J.D. from Columbia Law School. She is licensed to practice law in New York.

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

Peggy Lamb has served as an independent trustee since November 2023. Ms. Lamb has also served as a member of the board of directors of SREIT since January 2021. Since 2017, she has served as a Managing Director of Halstatt, LLC, where she is a principal at Halstatt Real Estate Partners, a real estate investment fund. In her role, Ms. Lamb is responsible for originating, structuring, underwriting, and closing real estate investments, as well as managing an existing diverse investment portfolio across multiple asset types. Ms. Lamb worked at Goldman Sachs from 1990 to 2005 and served in a number of management roles including as COO for Investment Banking Real Estate Department and Chief of Staff for the Financing Group. Ms. Lamb received an M.B.A. from Harvard Business School and a B.S. from the University of Illinois.

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

Cyrus D. Walker has served as an independent trustee since November 2023. Mr. Walker currently serves as the managing director at Consello as of January 2025. Prior to Consello, Cyrus was a principal at Discovery Land Company, a real estate developer of world-renowned domestic and international properties. Mr. Walker is an Operating Partner at Vistria Group, a Chicago based private equity investment firm from February 2022 to January 2025. He has served as a director for Flores & Associates LLC, also a Vistria Group affiliated company, since August 2022. Mr. Walker has served as a director of APi Group Corporation since October 2019. Mr. Walker has served as a director of privately held jewelry company, Kendra Scott, since May 2021, and as a director of Houlihan Lokey, Inc since November 2020. From April 2018 to March 2022, Mr. Walker served as the founder and Chief Executive Officer of The Dibble Group, an insurance brokerage and consulting firm and from January 2000, has served in several roles at Nemco Group, LLC, an insurance brokerage and consulting firm, including serving as its Co-Chief Executive Officer until April 2012, when it was acquired by a subsidiary of NFP Corp., a multi-national insurance brokerage and consulting business. Mr. Walker also founded and served as Chief Executive Officer of OSI Benefits, an insurance brokerage consulting firm and division of Opportunity Systems, Inc., from 1995 to January 2000. Mr. Walker received a B.A. from Colorado College.

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

Insider Trading Policies. We have adopted an insider trading policy (“Insider Trading Policy”) governing the purchase, sale, and other dispositions of the registrant’s securities by trustees, officers, and employees, if any. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common shares, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements except that (i) one Form 4 was filed on October 30, 2024 for Mr. Sternlicht to report an acquisition of shares which should have been reported by October 28, 2024; (ii) one Form 3 was filed on January 29, 2025 for Mr. Nieto which should have been reported by December 2, 2024; and (iii) one Form 4 was filed on January 15, 2025 for each of Messrs. Levine and Walker and Ms. Lamb to report the grant of shares as compensation for serving as a member of our board of trustees which should have been reported by December 3, 2024.

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

Policies and Practices Related to the Timing of Equity Awards

We do not grant awards of stock options to our executive officers. Accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. We also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation, if any.

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

The following table sets forth the compensation earned by or paid to our trustees for the fiscal year ended December 31, 2024:

Name	Fees Earned if Paid in Cash	Stock Award(1)	Total
John P. McCarthy(2)	$—	$—	$—
Dennis G. Schuh	—	—	—
Peggy Lamb	56,250	18,750	75,000
Jay N. Levine	67,500	22,500	90,000
Cyrus D. Walker	56,250	18,750	75,000

__________________

(1)
Includes the total value in restricted common shares granted to each of the independent trustees during the year ended December 31, 2024. The grants of Class E restricted shares were made on December 1, 2024 and will vest on December 1, 2025. The grants were valued based on a NAV per share of $20.46, the then-current NAV per share of our Class E shares.
(2)
Mr. McCarthy has stepped down as member of the board of trustees, effective April 1, 2025. Mr. Tanenbaum will serve as a member on our board of trustees, effective April 1, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 15, 2025, information regarding the number and percentage of shares owned by each trustee, our chief executive officer, each executive officer, all trustees and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. The address for each of the persons named below is in care of our principal executive offices at 2340 Collins Avenue, Miami Beach, Florida, 33139.

	Number of Shares Beneficially	Percent of All
Name of Beneficial Owner	Owned(1)	Shares
Trustees and Executive Officers
John P. McCarthy, Jr.**	19,865	*
Dennis P. Schuh	—	*
Joseph Nieto	486	*
Jay N. Levine (2)	14,726	*
Peggy Lamb (2)	1,854	*
Cyrus D. Walker (2)	1,854	*

All trustees and executive officers as a group (9 persons) (3)	1,647,624	14.2%
5% Shareholders
Starwood Real Estate Income Holdings, L.P.(4)	1,575,050	13.6%

* Represents less than 1%.
** Mr. McCarthy has stepped down as member of the board of trustees, effective April 1, 2025. Mr. Tanenbaum will serve as a member of our board of trustees, effective April 1, 2025.

__________________

(1)
All shares listed in the table above are Class E shares.
(2)
Each of our independent trustees received a grant of restricted Class E shares, as part of their annual compensation, on December 1, 2024, which will vest on December 1, 2025. See “Item 11. Executive Compensation—Trustee Compensation.”
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

Advisory Agreement

Services

Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees. As discussed in Note 10 — “Related Party Transactions” to the Company’s audited financial statements as of and for the period ending December 31, 2024, certain affiliates of the Company, including the Advisor, received fees and compensation in connection with the offering and ongoing management of the assets of the Company.

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

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor will be paid a Management Fee equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on our common shares. The Advisor has agreed to waive its Management Fee for the first 3 months following the initial closing of our continuous private offering. On October 16, 2024, our board of trustees approved Amendment No. 1 to the Advisory Agreement (“Advisory Agreement Amendment”), which amends, among other things, the provision of the Advisory Agreement related to the waiver of the management fee. Pursuant to the Advisory Agreement Amendment, the Advisor agreed to an additional waiver of its management fee beginning on January 1, 2025 and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) distribution reinvestment plan and (ii) any investment from Strategic Investors (as defined in the Amendment)) exceeds $300.0 million (measured from and including subscriptions in January 2025).

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

During the year ended December 31, 2024, we incurred management fee expense of approximately $1.4 million.

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

During the year ended December 31, 2024, the Advisor earned a performance fee of approximately $1.1 million.

Organization and Offering Costs

The Advisor has agreed to advance all of the Company’s organization and offering costs on its behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of Starwood Capital, L.L.C., a Delaware limited liability company (the “Dealer Manager”) in the performance of wholesaling activities (but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) through the first anniversary of the initial closing of our continuous private offering). Pursuant to the Advisory Agreement Amendment, the Advisor agreed for the Company’s benefit that the Advisor shall be reimbursed for all such advanced organizational and offering costs ratably over a 60-month period commencing in January 2026. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by the Advisor without reimbursement from the Company. After the first anniversary of the initial closing of our continuous private offering, the Company will reimburse the Advisor for any organization and offering costs that it incurs on our behalf as and when incurred.

As of December 31, 2024, the Advisor had incurred organization and offering costs on the Company’s behalf of $5.1 million, consisting of offering costs of $2.3 million and organization costs of $0.8 million. Such costs became the Company’s liability on October 31, 2023, the date the continuous private offering commenced. These organization and offering costs are recorded as a component of Due to advisors on the Company’s Consolidated Balance Sheets as of December 31, 2024.

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

The Advisor has agreed to advance certain of the Company’s operating expenses on its behalf through the first anniversary of the initial closing of our continuous private offering. Pursuant to Advisory Agreement Amendment, the Advisor agreed for the Company’s benefit that the Advisor shall be reimbursed for all such advanced operating expenses ratably over a 60-month period commencing in January 2026. Operating expenses incurred after the first anniversary of the initial closing of the private offering will be paid by the Company as incurred. Through December 31, 2024, we have reimbursed the Advisor approximately $1.6 million for advanced operating expenses.

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

We have engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Trustee of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the fiscal year ended December 31, 2024, the amounts incurred for these services provided were an insignificant amount.

We have incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2024, the amounts incurred for these services provided were an insignificant amount.

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

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

Item 14. Principal Accountant Fees and Services

Independent Auditors

During the period from July 14, 2023 (commencement of operations) to December 31, 2024, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the years ended December 31, 2024 and 2023 by our independent registered public accounting firm, PwC, were as follows (amounts in thousands):

	Year Ended	Fiscal Year Ended
	December 31, 2024	December 31, 2023
Audit fees (1)	$355	$255
Audit-related fees (2)	—	—
Tax fees	334	103
All other fees	—	—
Total	$689	$358

__________________

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

10.5

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

10.8	Form of Restricted Common Share Award Certificate (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2023 and incorporated by reference herein)
10.9

Master Repurchase Agreement, dated December 14, 2023, by and among SCREDIT Mortgage Funding Sub-1, LLC, as Seller, SCREDIT Mortgage Funding Sub-1-T, LLC, as Seller, and Citibank, N.A., as Purchaser (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2023 and incorporated by reference herein)

10.10

Guaranty, dated December 14, 2023, made by Starwood Credit Real Estate Income Trust for the benefit of Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2023 and incorporated by reference herein)

10.11

Master Repurchase and Securities Contract Agreement, dated April 23, 2024, by and among SCREDIT Mortgage Funding Sub-4, LLC, as Seller, SCREDIT Mortgage Funding Sub-4-T, LLC, as Seller, and Morgan Stanley Bank, N.A., as Purchaser (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and incorporated by reference herein)

10.12

Guaranty, dated April 23, 2024, made by Starwood Credit Real Estate Income Trust in favor of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and incorporated by reference herein)

10.13

Master Repurchase and Securities Contract Agreement, dated June 21, 2024, by and among SCREDIT Mortgage Funding Sub-2, LLC, as Seller, SCREDIT Mortgage Funding Sub-2-T, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2024, and incorporated by reference herein)

10.14

Guarantee Agreement, dated June 21, 2024, made by Starwood Credit Real Estate Income Trust in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2024, and incorporated by reference herein)

10.15

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

10.16

Guaranty Agreement, dated July 25, 2024, made by Starwood Credit Real Estate Income Trust in favor of Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent on behalf of Morgan Stanley Bank, N.A., as a Buyer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2024, and incorporated by reference herein)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Consolidated Statements of Cash Flows

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
Date: March 21, 2025
	By:	/s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Trustee, Chief Executive Officer and President (Principal Executive Officer)

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: March 21, 2025
	By:	/s/ Joseph Nieto
Name: Joseph Nieto
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

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

Date: March 21, 2025	By:	/s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Trustee, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 21, 2025	By:	/s/ Joseph Nieto
Name: Joseph Nieto
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 21, 2024	By:	/s/ John P. McCarthy
Name: John P. McCarthy
Title: Chairperson of the Board
Date: March 21, 2024	By:	/s/ Peggy Lamb
Name: Peggy Lamb
Title: Independent Trustee

Date: March 21, 2024	By:	/s/ Jay N. Levine
Name: Jay N. Levine
Title: Independent Trustee

Date: March 21, 2024	By:	/s/ Cyrus D. Walker
Name: Cyrus D. Walker
Title: Independent Trustee