Form 10-Q
period 2025-03-31
Starwood Credit Real Estate Income Trust
filed 2025-05-13
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

As of May 12, 2025, the issuer had the following shares outstanding: 6,008,474 Class S common shares, 1,690,734 Class E common shares, and 4,531,795 Class I common shares. There are no outstanding Class T common shares or Class D common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	March 31, 2025	December 31, 2024
Assets
Loans receivable, at fair value	$936,846	$828,215
Cash and cash equivalents	13,004	2,789
Restricted cash	5,453	8,592
Accrued interest receivable	4,936	4,700
Other assets	580	309
Total assets	$960,819	$844,605
Liabilities and Equity
Secured financings, at fair value	$715,778	$619,787
Subscriptions received in advance	5,453	8,592
Due to advisor	8,802	8,818
Accrued shareholder servicing fees	7,972	7,294
Interest payable	2,333	2,414
Distribution payable	1,464	1,338
Other liabilities	2,286	523
Total liabilities	744,088	648,766

Commitments and contingencies (see note 13)	—	—
Redeemable common shares — Class E shares, par value $0.01 per share; 1,675,424 and 1,670,897 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	34,674	34,307

Equity
Common shares — Class S shares, par value $0.01 per share; 5,566,962 and 5,064,764 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	56	51
Common shares — Class I shares, par value $0.01 per share; 4,321,249 and 3,823,418 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	43	38
Additional paid-in capital	185,692	166,938
Accumulated deficit and cumulative distributions	(3,734)	(5,495)
Total shareholders’ equity	182,057	161,532
Total liabilities, redeemable common shares, and equity	$960,819	$844,605

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Revenues
Interest income	$15,986	$4,658
Other revenue	1,109	998
Total revenues	17,095	5,656
Expenses
Interest expense	10,268	2,709
General and administrative expenses	951	831
Financing fees	161	182
Management fees	—	60
Performance fees	560	128
Total expenses	11,940	3,910
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	946	(783)
Unrealized (loss) gain on secured financings, at fair value	(251)	77
Unrealized loss on derivative instruments, net	(982)	—
Gain on foreign currency translation	1,195	—
Total gain (loss) from operations and financing, net	908	(706)
Net income	$6,063	$1,040
Net income per common share, basic	$0.54	$0.29
Net income per common share, diluted	$0.54	$0.29
Weighted-average common shares outstanding, basic	11,304,702	3,610,109
Weighted-average common shares outstanding, diluted	11,305,280	3,610,758

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2024	$34,307	$51	$38	$166,938	$(5,495)	$161,532
Common shares issued	93	5	5	20,114	—	20,124
Offering costs	—	—	—	(1,101)	—	(1,101)
Amortization of share grants	15	—	—	—	—	—
Net income	—	—	—	—	6,063	6,063
Remeasurement of redeemable common shares	259	—	—	(259)	—	(259)
Distributions declared on common shares (see Note 9)	—	—	—	—	(4,302)	(4,302)
Balance at March 31, 2025	$34,674	$56	$43	$185,692	$(3,734)	$182,057

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2023	$32,199	$3	$1	$3,683	$(1,991)	$1,696
Common shares issued	506	17	8	50,654	—	50,679
Offering costs	—	—	—	(3,005)	—	(3,005)
Amortization of share grants	15	—	—	—	—	—
Net income	—	—	—	—	1,040	1,040
Remeasurement of redeemable common shares	153	—	—	(153)	—	(153)
Distributions declared on common shares (see Note 9)	—	—	—	—	(1,340)	(1,340)
Balance at March 31, 2024	$32,873	$20	$9	$51,179	$(2,291)	$48,917

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities
Net income	$6,063	$1,040
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized (gain) loss on loans receivable, at fair value	(946)	783
Unrealized loss (gain) on secured financings, at fair value	251	(77)
Unrealized loss on derivative instruments, net	982	—
Gain on foreign currency translation	(1,195)	—
Financing fees	161	182
Amortization of share grants	15	15
Change in assets and liabilities
Increase in accrued interest receivable	(236)	(1,175)
Increase in prepaid assets	(353)	(125)
(Decrease) increase in due to advisor	(84)	719
(Decrease) increase in interest payable	(81)	251
Increase in other liabilities	552	107
Net cash provided by operating activities	5,129	1,720

Cash flows from investing activities
Loan origination and funding activities	(101,267)	(93,882)
Net cash used in investing activities	(101,267)	(93,882)

Cash flows from financing activities
Borrowings under secured financings	109,424	93,500
Financing fees	(161)	(182)
Repayments of secured financings	(18,500)	(48,750)
Proceeds from issuance of common stock, net	11,625	51,185
Subscriptions received in advance	5,453	—
Offering costs paid	(201)	(374)
Distributions	(4,444)	(1,037)
Net cash provided by financing activities	103,196	94,342
Effect of exchange rate changes on cash balances	18	—
Net change in cash and cash equivalents and restricted cash	7,076	2,180
Cash and cash equivalents and restricted cash, beginning of period	11,381	777
Cash and cash equivalents and restricted cash, end of period	$18,457	$2,957
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	13,004	2,957
Restricted cash	5,453	—
Total cash and cash equivalents and restricted cash	$18,457	$2,957
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,340	$2,458

Non-cash financing activities:
Accrued shareholder servicing fees due to affiliate	$678	$2,623
Accrued offering costs due to affiliate	68	8
Adjustment to carrying value of redeemable common stock	259	153
Distributions payable	1,464	303

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company”) was formed on June 28, 2023 as a Maryland statutory trust and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company originates, acquires, finances and manages a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company is externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”).

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at March 31, 2025 and December 31, 2024 consists of demand deposits and money market fund investments. Cash is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted cash

Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.

Derivative Financial Instruments and Hedge Activities

The Company enters into derivative financial instruments, specifically foreign exchange (“FX”) forward contracts, to manage risks from fluctuations in foreign exchange rates. The Company records its derivatives on its Condensed Consolidated Balance Sheets at fair value and such amounts are included as a component of Other assets or Other liabilities. No derivatives were designated as formal hedging relationships, but rather are considered economic hedges. Any changes in the fair value of these derivatives are recorded as components of Unrealized loss on derivative instruments, net on the Company’s Condensed Consolidated Statements of Operations. The Company classifies cash flows related to the non-designated derivatives in either operating or investing activities on the Condensed Consolidated Statements of Cash Flows depending on the nature of the cash flow activity.

See Note 7 – “Derivatives and Hedging Activity”, for further details.

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in Loans receivable, at fair value and Secured financings, at fair value on the Condensed Consolidated Balance Sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares (including redeemable common shares) of beneficial interest, par value $0.01 per share (“common shares”).

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Condensed Consolidated Balance Sheets from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in Net income on the Condensed Consolidated Statements of Operations within Other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the Condensed Consolidated Statements of Operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in Net income without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

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

Revenue Recognition

Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. For loans where the Company does not elect the fair value option, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When the Company elects the fair value option, origination fees and direct loan costs are recorded directly in income on the Condensed Consolidated Statements of Operations within Other revenue and are not deferred.

As of March 31, 2025 and December 31, 2024, the Company has elected the fair value option for each of its outstanding loans.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded on the Company’s Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024, which was the first anniversary of the date of the initial closing of the continuous private offering. The Company will reimburse the Advisor for all such advanced organization and offering expenses ratably over a 60-month period following January 1, 2026. Organization and offering expenses incurred after December 1, 2024 will be paid by as and when incurred (or promptly thereafter).

As of March 31, 2025, the Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million. Such costs became the Company’s liability on December 1,

2023, the date of the initial closing of the Company’s continuous, blind pool private offering. These organization and offering costs are recorded as a component of Due to advisor on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a shareholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no shareholder servicing fee with respect to Class I or Class E shares.

The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of March 31, 2025:

	Class T Common Shares	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.5%	Up to 1.5%	—	—
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	—

For Class T shares sold in the continuous private offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class S shares sold in the continuous offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. Upfront selling commissions and dealer manager fees are not paid on common shares issued through the Company’s Distribution Reinvestment Plan (“DRIP”).

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three months ended March 31, 2025 and 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

Operating Expenses

The Advisor agreed to advance certain of the Company’s operating expenses through December 1, 2024. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following January 1, 2026. Operating expenses incurred after December 1, 2024 will be paid by the Company as incurred (or promptly thereafter). Operating expenses are recorded within General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Advisor but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Advisor had incurred operating costs on the Company’s behalf of $4.6 million and $4.8 million, respectively, which has been recorded as a component of Due to advisor on the Company’s Condensed Consolidated Balance Sheet.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the three months ended March 31, 2025 and 2024, the amounts the Company recognized as compensation expense were insignificant.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During the three months ended March 31, 2025, the Advisor earned Performance Fees of $0.6 million, which the Advisor elected to receive as cash. During the three months ended March 31, 2024, the Advisor earned Performance Fees of $0.1 million, which were paid to the Advisor in the form of 6,342 Class E shares in April 2024. The Class E shares issued to the Advisor as payment for Performance Fees due are recorded as an increase to shareholders’ equity with an offsetting decrease to performance fees payable (Due to advisor) on the date of the delivery of the shares. As discussed in Note 8 – “Redeemable common shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s Condensed Consolidated Balance Sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of March 31, 2025 and December 31, 2024, the Company’s assets included multiple CRE loans and an investment in a loan participation denominated in GBP. Refer to Note 3 – “Investments in Loans Receivable, at fair value” for additional information.

Segment Reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is the CEO, who manages the Company, including allocating resources and evaluating results based on the performance of the Company as a whole. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. Net income is the Company’s primary measure of profit and loss and all costs and expense categories on the Company’s Condensed Consolidated Statements of Operations are significant.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The Company does not expect this ASU will have a material impact on its income tax disclosures.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

3. Investments in Loans Receivable, at fair value

As of March 31, 2025, the Company's held for investment loan portfolio was as follows (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Mooresville, NC	3/31/2025	6.83%	$36,750	$35,000	$35,000	Monthly; I/O	4/9/2030
Multifamily	Grand Prairie, TX	2/21/2025	6.82%	46,000	45,420	45,420	Monthly; I/O	3/9/2030
Multifamily	Boone, NC	1/3/2025	7.61%	19,500	19,250	19,250	Monthly; I/O	1/3/2030
Multifamily	Spring, TX	12/12/2024	7.23%	32,800	32,800	32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.17%	188,326	181,178	179,579	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.07%	88,000	88,000	87,545	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.52%	78,209	66,494	65,915	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.57%	20,000	20,000	19,874	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	7.09%	193,770	193,770	192,667	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	7.57%	96,300	94,800	94,385	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.57%	185,050	165,500	164,411	Monthly; I/O	12/9/2028
				$984,705	$942,212	$936,846

As of December 31, 2024, the Company's held for investment loan portfolio was as follows (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Spring, TX	12/12/2024	7.42%	$32,800	$32,800	$32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.33%	188,326	181,178	179,422	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.23%	88,000	88,000	87,463	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.68%	78,209	65,894	65,254	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.73%	20,000	20,000	19,849	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	7.21%	187,740	187,740	186,328	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	7.73%	96,300	93,800	93,267	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.73%	185,050	165,080	163,832	Monthly; I/O	12/9/2028
				$876,425	$834,492	$828,215

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On March 31, 2025, the 30-day SOFR and 30-day SONIA were 4.3% and 4.6% per annum, respectively. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.

(2)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)
Reflects the acquisition date of the loan participation.

4. Secured financings, at fair value

The following table presents the value of secured financings, at fair value, as of March 31, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.57%	$600,000	$407,500	$192,500	$192,271	$258,796	6/21/2026	6/21/2029
MS International Repurchase Agreement	6.41%	193,770	38,754	155,016	154,798	192,667	2/15/2029	2/15/2029
WF Repurchase Agreement	6.15%	250,000	29,318	220,682	219,797	298,167	6/21/2026	6/21/2029
MS US Repurchase Agreement	6.06%	200,000	50,826	149,174	148,912	187,216	7/25/2027	7/25/2029
		$1,243,770	$526,398	$717,372	$715,778	$936,846

The following table presents the value of secured financings, at fair value, as of December 31, 2024 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.65%	$600,000	$399,500	$200,500	$200,228	$257,099	6/21/2026	6/21/2029
MS International Repurchase Agreement	6.51%	187,740	37,548	150,192	149,913	186,328	2/15/2029	2/15/2029
WF Repurchase Agreement	6.21%	250,000	36,318	213,682	212,705	297,325	6/21/2026	6/21/2029
MS US Repurchase Agreement	6.30%	200,000	142,750	57,250	56,941	87,463	7/25/2027	7/25/2029
		$1,237,740	$616,116	$621,624	$619,787	$828,215

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under the Company’s repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On March 31, 2025, the 30-day SOFR and 30-day SONIA were 4.3% and 4.6% per annum, respectively. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Company was in compliance with all covenants as of March 31, 2025 and December 31, 2024, respectively.

The following table represents the future principal payments under the Company’s secured borrowings, at fair value, as of March 31, 2025 ($ in thousands):

Year	Amount
2025	$—
2026	413,182
2027	149,174
2028	—
2029	155,016
Thereafter	—
Total	$717,372

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

Valuation Process

The Company has valuation control processes in place to validate the fair value of the Company’s financial assets and liabilities measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.

Pricing Verification—The Company uses recently executed transactions, other observable market data such as exchange data, broker/dealer quotes, third party pricing vendors and aggregation services for validating the fair values generated using valuation models. Pricing data provided by approved external sources is evaluated using a number of approaches; for example, by corroborating the external sources’ prices to executed trades, analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third party pricing source (or originating sources used by the third party pricing source) is in the market.

Unobservable Inputs—Where inputs are not observable, the Company reviews the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs.

Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value could result in a different estimate of fair value at the reporting date.

Fair Value on a Recurring Basis

The Company measures the fair value of its loans receivable and secured financings using a discounted cash flow analysis unless observable market data is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, the Company has determined that the fair values of loans receivable and secured financings valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available.

The Company measures the fair value of its foreign currency forward contracts by utilizing the foreign exchange forward curve, the yields on applicable government debt, and the counterparty credit risk. The most significant of these inputs relates to the foreign exchange forward curve and the yields on the applicable government debt, which are observable. Thus, the Company has determined that the fair values of the foreign currency forward contracts should be classified in Level II of the fair value hierarchy.

Fair Value Disclosure

The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy (dollars in thousands):

	March 31, 2025			December 31, 2024
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	$—	$—	$936,846	$—	$—	$828,215
Derivative instrument assets, at fair value	—	3	—	—	85	—
Total	$—	$3	$936,846	$—	$85	$828,215

Financial Liabilities:
Secured financings, at fair value	$—	$—	$(715,778)	$—	$—	$(619,787)
Derivative instrument liabilities, at fair value	—	(900)	—	—	—	—
Total	$—	$(900)	$(715,778)	$—	$—	$(619,787)

The following tables show a reconciliation of the beginning and ending fair value measurements of the Company’s loans receivable, at fair value, for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

Balance as of December 31, 2024	$828,215
Loan originations and fundings	101,692
Unrealized gain on loans receivable, at fair value	946
Foreign currency translation	5,993
Balance as of March 31, 2025	$936,846

Balance as of December 31, 2023	$158,288
Loan originations and fundings	93,882
Unrealized loss on loans receivable, at fair value	(783)
Balance as of March 31, 2024	$251,387

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s secured financings, at fair value, for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

Balance as of December 31, 2024	$(619,787)
Borrowings under secured financings	(109,424)
Repayments under secured financings	18,500
Unrealized loss on secured financings, at fair value	(251)
Foreign currency translation	(4,816)
Balance as of March 31, 2025	$(715,778)

Balance as of December 31, 2023	$(120,196)
Borrowings under secured financings	(93,500)
Repayments under secured financings	48,750
Unrealized gain on secured financings, at fair value	77
Balance as of March 31, 2024	$(164,869)

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$936,846	Discounted cash flow	Discount Rate	7.27%	6.82 - 7.61%
Financial Liabilities:
Secured financings, at fair value	$(715,778)	Discounted cash flow	Discount Rate	6.30%	5.82 - 6.58%

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$828,215	Discounted cash flow	Discount Rate	7.86%	7.53 - 8.18%
Financial Liabilities:
Secured financings, at fair value	$(619,787)	Discounted cash flow	Discount Rate	6.74%	6.42 - 7.08%

6. Other assets and Other liabilities

The following table summarizes the components of Other assets (dollars in thousands):

	March 31, 2025	December 31, 2024
Prepaid assets	$577	$224
Derivative instrument assets, at fair value	3	85
Total other assets	$580	$309

The following table summarizes the components of Other liabilities (dollars in thousands):

	March 31, 2025	December 31, 2024
Derivative instrument liabilities, at fair value	$900	$—
Accrued expenses	813	373
Deposit liability	475	50
Unearned revenue	53	55
Trustee compensation payable	45	45
Total other liabilities	$2,286	$523

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

The Company is exposed to certain foreign currency risk from its investments in securities denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of March 31, 2025 and December 31, 2024, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

The Company has entered into FX forward contracts pursuant to which the Company agrees to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows the Company expects to receive or pay related to certain foreign denominated loan investments. The following tables summarize the Company’s non-designated derivatives as of March 31, 2025 and December 31, 2024, respectively (notional amounts in thousands):

	March 31, 2025
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	5	31,875	GBP	May 2025 - June 2027
Total FX derivatives	5

	December 31, 2024
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	4	31,225	GBP	March 2025 - June 2027
Total FX derivatives	4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Foreign exchange contracts	$3	$85	$(900)	$—
	$3	$85	$(900)	$—

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

		Amount of Gain (Loss) Recognized in Income for the
Type of Derivative	Income Statement Location	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Foreign Currency Forward Contracts	Unrealized loss on derivative instruments, net	$(982)	$—
		$(982)	$—

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

The following tables detail the movement in the Company’s outstanding redeemable common shares during the three months ended March 31, 2025 and 2024 (dollars in thousands except share amounts):

Redeemable Common Shares
Shares outstanding as of December 31, 2024	1,670,897
Redeemable common shares issued	4,149
DRIP shares issued	378
Shares outstanding as of March 31, 2025	1,675,424

Proceeds from issuance of redeemable common shares	$93

Redeemable Common Shares
Shares outstanding as of December 31, 2023	1,603,050
Redeemable common shares issued	24,934
DRIP shares issued	302
Shares outstanding as of March 31, 2024	1,628,286

Proceeds from issuance of redeemable common shares	$506

At March 31, 2025, all issued and outstanding Class E shares are classified in temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization (as defined below), the Company is required to repurchase such shares upon the request of the holder following the Applicable Liquidity Date (as defined below), subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of Management Fees and/or Performance Fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the Advisory Agreement (as defined below). The redeemable common shares are subsequently adjusted to equal what the redemption amount would be as if redemption were to occur at the reporting date. As of March 31, 2025 and December 31, 2024, the redeemable common shares are remeasured using the NAV per share as of March 31, 2025 and December 31, 2024, respectively, with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, (the “Initial Capitalization”). Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125.0 million of its commitment, the earlier of (a) the first date that the Company's NAV reaches $1.0 billion and (b) December 1, 2025, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125.0 million, but not greater than $150.0 million, at least December 1, 2025 and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150.0 million), at any time following December 1, 2023 (such date, the “Applicable Liquidity Date”).

Distributions

The following table details the aggregate distributions declared for redeemable common shares for the three months ended March 31, 2025 and 2024, respectively:

	Redeemable Common Shares
	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Aggregate gross distributions declared per redeemable common share	$0.4008	$0.3876
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$0.4008	$0.3876

__________________

(1)
There is no shareholder servicing fee with respect Class E shares. Refer to Note 10 – “Related Party Transactions” below for further information on shareholder servicing fees.

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

The following tables detail the movement of and net proceeds received from the Company’s outstanding common shares for the three months ended March 31, 2025 and 2024 (dollars in thousands except share amounts):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2024	5,064,764	3,823,418	8,888,182
Common shares issued	440,509	454,165	894,674
DRIP shares issued	61,689	43,666	105,355
Shares outstanding as of March 31, 2025	5,566,962	4,321,249	9,888,211

Proceeds from issuance of common shares	$10,150	$9,974	$20,124

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2023	259,750	67,050	326,800
Common shares issued	1,699,306	798,559	2,497,865
DRIP shares issued	10,125	2,935	13,060
Shares outstanding as of March 31, 2024	1,969,181	868,544	2,837,725

Proceeds from issuance of common shares	$34,623	$16,056	$50,679

As of March 31, 2025, no Class D or Class T shares have been issued.

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

The aggregate NAV of total repurchases of Class T shares, Class S shares, Class D shares, and Class I shares (including repurchases at certain non-U.S. investor access funds primarily created to hold the Company’s shares) under the share repurchase plan will be limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Advisor pursuant to the Advisory Agreement (as defined below) are not subject to the share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction.

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

Under the share repurchase plan, the board of trustees may amend, suspend or terminate the share repurchase plan at any time if it deems such action to be in the Company’s best interest. As a result, share repurchases may not be available each quarter.

The Company may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under the Company’s assets, borrowings or net offering proceeds, and the Company has no limits on the amounts it may pay from such sources. Should repurchase requests, in the Company’s judgment, place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real estate or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the board of trustees may make exceptions to, modify or suspend the share repurchase plan if it deems in its reasonable judgment such action to be in the Company’s best interest.

For the three months ended March 31, 2025 and 2024, the Company processed no repurchase requests.

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Class S Common Shares	Class I Common Shares(1)	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$0.4008	$0.4008	$0.3876	$0.3876
Shareholder servicing fee per common share	(0.0421)	—	(0.0423)	—
Net distributions declared per common share	$0.3587	$0.4008	$0.3453	$0.3876

__________________

(1)
There is no shareholder servicing fee with respect Class I shares. Refer to Note 10 – “Related Party Transactions” below for further information on shareholder servicing fees.

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

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, the Company uses its NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, the Company may repurchase such Class I shares or Class E shares from the Advisor at a later date. Any Class I shares or Class E shares obtained by the Advisor will not be subject to the Company’s share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. The Advisor agreed to waive its Management Fee for the first three months following the initial closing of the continuous private offering (the period through February 29, 2024), and accordingly, no Management Fee was earned during the year ended December 31, 2023. During the three months ended March 31, 2024, Management Fees earned by the Advisor were approximately $0.1 million.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”) which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. For purposes of the Performance Fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s Class T shares, Class S shares, Class D shares and Class I shares (including proceeds from the DRIP) reduced for distributions from dispositions of the Company’s investments paid to Class T, Class S, Class D and Class I shareholders and amounts paid to Class T, Class S, Class D and

Class I shareholders for share repurchases pursuant to the share repurchase plan. The Advisor will not earn a Performance Fee for any calendar quarter until the Company’s Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once the Company’s Core Earnings exceed the Annual Hurdle Rate, the Advisor is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate until the Company’s Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed a percentage of average adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor is entitled to receive 12.5% of the Company’s Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. The Company does not pay the Advisor a Performance Fee on Class E shares. To the extent that the Advisor elects to receive any portion of the Performance Fee in Class I shares or Class E shares, the Company may repurchase such Class I shares or Class E shares from the Advisor at a later date. Any Class I shares or Class E shares obtained by the Advisor will not be subject to the share repurchase plan, including the repurchase limits and any Early Repurchase Deduction.

During the three months ended March 31, 2025, the Advisor earned Performance Fees of $0.6 million, which the Advisor elected to receive as cash. During the three months ended March 31, 2024, the Advisor earned Performance Fees of $0.1 million, which were paid to the Advisor in the form of 6,342 Class E shares in April 2024.

Temporary Waiver of Management Fees

On October 16, 2024, the Board of Trustees approved Amendment No. 1 to the Advisory Agreement (“Advisory Agreement Amendment”), which amends, among other things, the provisions of the Advisory Agreement related to the waiver of the Management Fee. Pursuant to the Advisory Agreement Amendment, the Advisor agreed to an additional waiver of the Management Fee beginning on January 1, 2025, and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) DRIP and (ii) any investment from Strategic Investors (as defined in the Amendment)) exceeds $300.0 million (measured from and including subscriptions in January 2025).

As a result of this temporary waiver, during the three months ended March 31, 2025, the Advisor did not earn any Management Fees.

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

The following table details the components of Due to advisor as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Accrued operating expenses	$5,010	$5,071
Accrued organization costs	830	830
Accrued offering costs	2,402	2,334
Accrued management fees	—	190
Accrued performance fees	560	393
Total Due to advisor	$8,802	$8,818

Accrued operating expenses

The Advisor agreed to advance certain of the Company’s operating expenses through December 1, 2024. The Advisor had incurred operating costs on the Company’s behalf of $5.0 million and $5.1 million, as of March 31, 2025 and December 31, 2024, respectively. The Company will reimburse the Advisor for all such advanced operating expenses ratably over a 60-month period following January 1, 2026. Operating expenses incurred after December 1, 2024 will be paid by the Company as incurred (or promptly thereafter).

Accrued organization and offering costs

The Advisor has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. The Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million, and $3.1 million, consisting of offering costs of $2.3 million and organization costs of $0.8 million, as of March 31, 2025 and December 31, 2024, respectively. The organization costs are recorded on the Consolidated Statements of Operations and the offering costs are charged to equity. The Company will reimburse the Advisor for all such advanced organization and offering expenses ratably over a 60-month period following January 1,

2026. Organization and offering expenses incurred after December 1, 2024 will be paid by the Company as and when incurred (or promptly thereafter).

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

The Company has engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to the Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the three months ended March 31, 2025, the amounts incurred for these services provided were $0.1 million. During the three months ended March 31, 2024, the amounts incurred for these services provided were an insignificant amount.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three months ended March 31, 2025 and 2024, the amounts incurred for these services provided were an insignificant amount.

Accrued Shareholder Servicing Fees

The Company entered into a deal manager agreement (the “Dealer Manager Agreement”) with Starwood Capital L.L.C. (the “Dealer Manager”), on October 31, 2023. The Dealer Manager is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such shareholder servicing fee includes an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares. However, with respect to Class T shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three months ended March 31, 2025 and 2024, the Dealer Manager did not retain any shareholder servicing fees, respectively.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were $8.0 million and $7.3 million as of March 31, 2025, and December 31, 2024, respectively.

Related Party Share Ownership

As of March 31, 2025, the Advisor, its employees, and its affiliates, including the Company’s trustees, hold an aggregate of $33.9 million in the Company, held as Class E common shares of the Company.

11. Net Income Per Common Share

Net income per common share for the three months ended March 31, 2025 and 2024, is computed as follows (in thousands, except for share and per share data):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$6,063	$1,040
Weighted-average common shares outstanding, basic	11,304,702	3,610,109
Basic net income per common share	$0.54	$0.29
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$6,063	$1,040
Weighted-average common shares outstanding, diluted(1)	11,305,280	3,610,758
Diluted net income per common share	$0.54	$0.29

__________________

(1)
Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested common share awards. As of March 31, 2025, 2,932 unvested common shares were outstanding.

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

13. Commitments and Contingencies

As of March 31, 2025, the Company had unfunded commitments of approximately $42.5 million for seven of its loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves, and capital expenditures. Funding depends on timing of lease-up, renovation, and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. The Company expects to fund its loan commitments over the weighted average remaining term of the related loans.

As of March 31, 2025 and December 31, 2024, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

14. Subsequent Events

Capital Raise Activity

During the period from April 1, 2025 through May 13, 2025, the Company issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class S Common Shares	400,448	$8,122	47,685	$956
Class I Common Shares	186,202	3,745	33,656	674
Class E Common Shares	12,080	250	302	6
Total	598,730	$12,117	81,643	$1,636

Investment Activity

During the period from April 1, 2025 through May 13, 2025, the Company originated three commercial real estate loans with an aggregate outstanding principal amount of $94.6 million and a total loan amount of $109.6 million. The loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 6.8% based on the interest rate in effect at origination.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

•
changes in the U.S. and global economy, particularly those affecting the real estate industry;
•
risks associated with possible disruption in our operations or the economy generally due to terrorism, military and trade conflicts, natural disasters, epidemics or other events having a broad impact on the economy;
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

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans are primarily secured by properties located in U.S., European and Australian markets and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

Our board of trustees has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”), we delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Quarterly Report on Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), which commenced on October 31, 2023. The Company intends to use the net proceeds primarily to make investments in commercial real estate debt and real estate-related securities consistent with our investment guidelines and for other general corporate purposes. We currently sell our common shares in our continuous, blind pool private offering on a monthly basis.

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

Q1 2025 Highlights

Capital Activity and Distributions

•
Raised approximately $19.0 million of net proceeds from the sale of our common shares through the continuous offering during the three months ended March 31, 2025.
•
Declared monthly net distributions totaling approximately $4.3 million for the three months ended March 31, 2025.

Investments

•
During the three months ended March 31, 2025, originated three floating rate senior commercial real estate loans in the United States with a total commitment amount of $102.3 million and total outstanding principal amount of $99.7 million as of March 31, 2025.

Financing Activity

•
Received net borrowings of $90.9 million from our secured financing facilities during the three months ended March 31, 2025.

Financial Condition

Investment Activities

As of March 31, 2025, the Company had originated ten USD-denominated CRE mortgage loans and invested in one GBP-denominated loan participation. The following table details the statistics of our loans receivable portfolio as of March 31, 2025 (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Mooresville, NC	3/31/2025	6.83%	$36,750	$35,000	$35,000	Monthly; I/O	4/9/2030
Multifamily	Grand Prairie, TX	2/21/2025	6.82%	46,000	45,420	45,420	Monthly; I/O	3/9/2030
Multifamily	Boone, NC	1/3/2025	7.61%	19,500	19,250	19,250	Monthly; I/O	1/3/2030
Multifamily	Spring, TX	12/12/2024	7.23%	32,800	32,800	32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.17%	188,326	181,178	179,579	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.07%	88,000	88,000	87,545	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.52%	78,209	66,494	65,915	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.57%	20,000	20,000	19,874	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	7.09%	193,770	193,770	192,667	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	7.57%	96,300	94,800	94,385	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.57%	185,050	165,500	164,411	Monthly; I/O	12/9/2028
				$984,705	$942,212	$936,846

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On March 31, 2025, the 30-day SOFR and 30-day SONIA were 4.3% and 4.6% per annum, respectively.
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

Summary of Portfolio

The following charts further describe the composition of our investments in loans based on fair value as of March 31, 2025:

Financing Activities

We finance the majority of our loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of March 31, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.57%	$600,000	$407,500	$192,500	$192,271	$258,796	6/21/2026	6/21/2029
MS International Repurchase Agreement	6.41%	193,770	38,754	155,016	154,798	192,667	2/15/2029	2/15/2029
WF Repurchase Agreement	6.15%	250,000	29,318	220,682	219,797	298,167	6/21/2026	6/21/2029
MS US Repurchase Agreement	6.06%	200,000	50,826	149,174	148,912	187,216	7/25/2027	7/25/2029
		$1,243,770	$526,398	$717,372	$715,778	$936,846

_________________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On March 31, 2025, the 30-day SOFR and 30-day SONIA were 4.3% and 4.6% per annum, respectively.
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

Results of Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Revenues
Interest income	$15,986	$4,658
Other revenue	1,109	998
Total revenues	17,095	5,656
Expenses
Interest expense	10,268	2,709
Financing fees	951	831
General and administrative expenses	161	182
Management fees	—	60
Performance fees	560	128
Total expenses	11,940	3,910
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	946	(783)
Unrealized (loss) gain on secured financings, at fair value	(251)	77
Unrealized loss on derivative instruments, net	(982)	—
Gain on foreign currency translation	1,195	—
Total gain (loss) from operations and financing, net	908	(706)
Net income	$6,063	$1,040

Revenues

During the three months ended March 31, 2025, revenues totaled approximately $17.1 million, and consisted of interest income of $16.0 million and other revenue of $1.1 million. During the three months ended March 31, 2024, revenues totaled approximately $5.7 million, and consisted of interest income of $4.7 million and other revenues of $1.0 million. The increase was primarily due to loan origination activity throughout the year ended December 31, 2024, which resulted in an $11.3 million increase in the interest income during the three months ended March 31, 2025, as compared to March 31, 2024.

Expenses

During the three months ended March 31, 2025 and 2024, interest expense was approximately $10.3 million and $2.7 million, respectively. The $7.6 million increase in interest expense was due to the larger debt balances outstanding required to finance the expanded loan investment portfolio, as described above. During the three months ended March 31, 2025 and 2024 financing fees totaled $1.0 million and $0.8 million, respectively. The $0.2 million increase is primarily due to additional costs incurred on expanding the number of financing facilities available to us to finance loan origination activities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the three months ended March 31, 2025 and 2024, general and administrative expenses were approximately $0.2 million and $0.2 million, respectively.

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the three months ended March 31, 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information. For the three months ended March 31, 2024, Management Fees were approximately $0.1 million.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the three months ended March 31, 2025 and 2024, Performance Fees were approximately $0.6 million and $0.1 million, respectively. The increase is primarily due to an increase in net income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

During the three months ended March 31, 2025, the net gain from operations and financing was approximately $0.9 million. During the three months ended March 31, 2024, the net loss from operations and financing was approximately ($0.7) million. The increase is primarily due to gains on foreign currency translation of approximately $1.2 million.

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

Further, Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the earlier of (a) the first date that our NAV reaches $1 billion and (b) December 1, 2025, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, at least December 1, 2025 and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following December 1, 2023. The Company may issue additional Class E shares to Starwood Capital in connection with the Company’s acquisition of additional assets in the future. As of March 31, 2025, Starwood Capital has purchased $31.5 million in our Class E shares.

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

As of March 31, 2025, the Company has established multiple loan repurchase facilities. The Company has pledged various loans as collateral and, based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, is permitted to borrow as much as $520.4 million. As of March 31, 2025, the Company has $717.4 million in outstanding debt. Refer to Note 3 – “Investments in Loans Receivable, at fair value” and Note 4 – “Secured financings, at fair value” for further information.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. The following table summarizes amounts available under these sources as of March 31, 2025 ($ in thousands):

March 31, 2025
Cash and cash equivalents	$13,004
Available borrowings on undrawn repurchase agreements	526,398
Total available liquidity and capital resources(1)	$539,402

__________________

(1)
Excludes a $118.5 million undrawn equity commitment by Starwood Capital.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (dollars in thousands):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net cash provided by operating activities	$5,129	$1,720
Net cash used in investing activities	(101,267)	(93,882)
Net cash provided by financing activities	103,196	94,342
Effect of exchange rate changes on cash	18	—
Net increase in cash and cash equivalents	$7,076	$2,180

Cash flows provided by operating activities increased by approximately $3.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in loan origination and overall investment activity throughout the year ended December 31, 2024 and during the three months ended March 31, 2025. Cash flow provided by operating activities of $5.1 million during the three months ended March 31, 2025, were primarily due to interest income and origination fees earned on the loan receivables held during the period.

Cash flows used in investing activities increased by approximately $7.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to loan originations and future fundings of $101.3 million during the three months ended March 31, 2025 compared to $93.9 million of loan originations and future fundings during the three months ended March 31, 2024.

Cash flows provided by financing activities increased by approximately $8.9 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase of $46.2 million in net borrowings on our secured financing lines partially offset by a $39.4 million decrease in net proceeds from the issuance of our common shares.

NAV and NAV Per Share Calculation

For the purposes of the monthly NAV computations, our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies used by the Advisor and our Independent Valuation Advisor. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, reviews the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. Refer to Item 7. – “Management's Discussion and Analysis of Financial Condition and Results of Operations” on our Annual Report on Form 10-K for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities, calculating related unrealized gains and losses and our monthly NAV.

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

For purposes of calculating our NAV, the organization expenses, offering costs and certain operating expenses paid by the Advisor through the first anniversary of the initial closing of our private offering are not deducted as an expense until reimbursed by the Company (however such expenses may be amortized in order to mitigate these effects). We will reimburse the Advisor for all such advanced expenses ratably over the 60 months commencing on January 1, 2026. For any organization and offering expenses and operating expenses incurred after December 1, 2024, we will reimburse the Advisor for such expenses that it incurs on behalf of us as and when incurred (or promptly thereafter).

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

The following table provides a breakdown of the major components of our total NAV as of March 31, 2025 (dollars in thousands, except for share amount):

Components of NAV	March 31, 2025
Loans receivable, at fair value	$936,846
Cash and cash equivalents - unrestricted	13,004
Restricted cash	5,453
Other assets(1)	6,839
Secured financings, at fair value	(715,778)
Other liabilities	(5,031)
Subscriptions received in advance	(5,453)
Distributions payable	(1,464)
Due to advisor (Management and Performance Fees)	(560)
Accrued shareholder servicing fees(2)	(81)
Net asset value	$233,775
Number of outstanding shares (all classes)	11,563,635

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

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet to our NAV (dollars in thousands):

Reconciliation of Shareholders’ Equity and Redeemable Common Shares to NAV	March 31, 2025
Shareholders' equity and redeemable common shares	$216,731
Adjustments:
Organization expenses and offering costs advanced by Advisor(1)	3,232
Operating expenses advanced by Advisor(2)	4,595
Accrued shareholder service fee(3)	7,891
Unamortized debt facility costs(4)	1,326
NAV	$233,775

__________________

(1)
This represents the unamortized amount of organization expenses and offering costs advanced by the Advisor. The Advisor had agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. The Company will reimburse the Advisor for all such advanced expenses ratably over the 60 months commencing on January 1, 2026. Organization and offering expenses incurred after December 1, 2024 are paid by the Company as and when incurred (or promptly thereafter).
(2)
This represents the unamortized amount of operating expenses advanced by the Advisor. The Advisor agreed to advance certain of the Company’s operating expenses through December 1, 2024. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months commencing on January 1, 2026. Operating expenses incurred after December 1, 2024 are paid by the Company and deducted as an expense for NAV as and when incurred (or promptly thereafter).
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

The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2025 ($ and shares in thousands, except for per share data):

NAV Per Share	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$112,141	$86,960	$34,674	$233,775
Number of outstanding shares	5,567	4,322	1,675	11,564
NAV Per Share as of March 31, 2025	$20.14	$20.12	$20.70

Distribution Policy

Any distributions we make will be at the discretion of our board of trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. Shareholders will not be entitled to receive a distribution if your shares are repurchased prior to the applicable time of the record date.

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three days after month-end. Each class of our common shares received the same gross distribution per share, which was $0.4008 per share for the three months ended March 31, 2025. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager.

The table below details the net distribution for each of our share classes for the three months ended March 31, 2025:

Record Date	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2025	$0.1191	$0.1336	$0.1336
February 28, 2025	0.1205	0.1336	0.1336
March 31, 2025	0.1191	0.1336	0.1336
Total	$0.3587	$0.4008	$0.4008

The following table summarizes our distributions declared during the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Amount	%	Amount	%
Distributions
Payable in cash	$2,120	49%	$867	65%
Reinvested in shares	2,183	51%	473	35%
Total distributions	$4,303	100%	$1,340	100%

Sources of Distributions
Cash flows from operating activities(1)	$4,303	100%	$867	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$4,303	100%	$867	100%

Total cash flows from operating activities	$5,129		$1,720

__________

(1)
As of March 31, 2025, our inception to date cash flows from operating activities funded 100% of our distributions.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affect by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Note 2 – “Summary of Significant Accounting Policies” to our financial statements for further descriptions of such accounting policies.

Recent Accounting Developments

Refer to Note 2 – “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to the Company.

Subsequent Events

Capital Raise Activity

During the period from April 1, 2025 through May 13, 2025, the Company issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class S Common Shares	400,448	$8,122	47,685	$956
Class I Common Shares	186,202	3,745	33,656	674
Class E Common Shares	12,080	250	302	6
Total	598,730	$12,117	81,643	$1,636

Investment Activity

During the period from April 1, 2025 through May 13, 2025, the Company originated three commercial real estate loans with an aggregate outstanding principal amount of $94.6 million and a total loan amount of $109.6 million. The loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 6.8% based on the interest rate in effect at origination.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2025, we were not subject to any material legal proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. There have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The below table details the common shares sold in the offering (primary and DRIP) during the three months ended March 31, 2025 (dollars in thousands except share amounts):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration (4)
	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
January 1, 2025(1)	256,896	214,942	3,773	$9,555
February 1, 2025(2)	155,351	126,792	134	5,695
March 1, 2025(3)	89,951	156,097	620	4,967
Total	502,198	497,831	4,527	$20,217

__________________

(1)
Includes 19,983 Class S shares, 13,706 Class I shares and 109 Class E shares issued on January 1, 2025, pursuant to the Company’s DRIP.
(2)
Includes 20,480 Class S shares, 14,721 Class I shares and 133 Class E shares issued on February 1, 2025, pursuant to the Company’s DRIP.
(3)
Includes 21,226 Class S shares, 15,238 Class I shares and 134 Class E shares issued on March 1, 2025, pursuant to the Company’s DRIP.
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

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Shares are repurchased at a price equal to the transaction price on the applicable Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”). This Early Repurchase Deduction does not apply to shares acquired through our DRIP.

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

For the three months ended March 31, 2025, the Company processed no repurchase requests.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

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
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Condensed Consolidated Statement of Cash Flows

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: May 13, 2025
By: /s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2025	By:/s/ Joseph Nieto
Name: Joseph Nieto
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)