Form 10-Q
period 2025-06-30
Starwood Credit Real Estate Income Trust
filed 2025-08-12
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

As of August 12, 2025, the issuer had the following shares outstanding: 6,566,903 Class S common shares, 1,693,630 Class E common shares, and 4,784,295 Class I common shares. There are no outstanding Class T common shares or Class D common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	June 30, 2025	December 31, 2024
Assets
Loans receivable, at fair value	$1,028,960	$828,215
Cash and cash equivalents	5,342	2,789
Restricted cash	5,165	8,592
Accrued interest receivable	5,372	4,700
Other assets	481	309
Total assets	$1,045,320	$844,605
Liabilities and Equity
Secured financings, at fair value	$771,266	$619,787
Subscriptions received in advance	5,165	8,592
Due to advisor	9,513	8,818
Accrued shareholder servicing fees	8,820	7,294
Interest payable	2,630	2,414
Distribution payable	1,911	1,338
Other liabilities	4,251	523
Total liabilities	803,556	648,766

Commitments and contingencies (see note 13)	—	—
Redeemable common shares — Class E shares, par value $0.01 per share; 1,687,964 and 1,670,897 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	35,113	34,307

Equity
Common shares — Class S shares, par value $0.01 per share; 6,238,639 and 5,064,764 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	63	51
Common shares — Class I shares, par value $0.01 per share; 4,888,738 and 3,823,418 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	49	38
Additional paid-in capital	209,181	166,938
Accumulated deficit and cumulative distributions	(2,642)	(5,495)
Total shareholders’ equity	206,651	161,532
Total liabilities, redeemable common shares, and equity	$1,045,320	$844,605

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Interest income	$18,551	$8,240	$34,537	$12,899
Other revenue	1,559	2,103	2,668	3,101
Total revenues	20,110	10,343	37,205	16,000
Expenses
Interest expense	12,133	4,650	22,401	7,360
General and administrative expenses	1,132	865	2,081	1,695
Financing fees	193	2,906	354	3,088
Management fees	—	351	—	412
Performance fees	639	—	1,199	128
Total expenses	14,097	8,772	26,035	12,683
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	978	(1,786)	1,924	(2,569)
Unrealized (loss) gain on secured financings, at fair value	(258)	1,655	(509)	1,732
Unrealized loss on derivative instruments, net	(2,532)	(474)	(3,515)	(474)
Gain on foreign currency translation	2,390	564	3,585	564
Total gain (loss) from operations and financing, net	578	(41)	1,485	(747)
Net income	$6,591	$1,530	$12,655	$2,570
Net income per common share, basic	$0.54	$0.21	$1.07	$0.47
Net income per common share, diluted	$0.54	$0.21	$1.07	$0.47
Weighted-average common shares outstanding, basic	12,301,032	7,230,612	11,805,619	5,420,360
Weighted-average common shares outstanding, diluted	12,302,358	7,232,007	11,806,572	5,421,381

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at March 31, 2025	$34,674	$56	$43	$185,692	$(3,734)	$182,057
Common shares issued	260	7	6	25,277	—	25,290
Offering costs	—	—	—	(1,369)	—	(1,369)
Amortization of share grants	15	—	—	—	—	—
Common shares repurchased	—	—	—	(255)	—	(255)
Net income	—	—	—	—	6,591	6,591
Remeasurement of redeemable common shares	164	—	—	(164)	—	(164)
Distributions declared on common shares (see Note 9)	—	—	—	—	(5,499)	(5,499)
Balance at June 30, 2025	$35,113	$63	$49	$209,181	$(2,642)	$206,651

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at March 31, 2024	$32,873	$20	$9	$51,179	$(2,291)	$48,917
Common shares issued	134	19	19	74,834	—	74,872
Offering costs	—	—	—	(3,263)	—	(3,263)
Amortization of share grants	15	—	—	—	—	—
Net income	—	—	—	—	1,530	1,530
Remeasurement of redeemable common shares	115	—	—	(115)	—	(115)
Distributions declared on common shares (see Note 9)	—	—	—	—	(2,657)	(2,657)
Balance at June 30, 2024	$33,137	$39	$28	$122,635	$(3,418)	$119,284

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2024	$34,307	$51	$38	$166,938	$(5,495)	$161,532
Common shares issued	352	12	11	45,392	—	45,415
Offering costs	—	—	—	(2,470)	—	(2,470)
Amortization of share grants	30	—	—	—	—	—
Common shares repurchased	—	—	—	(255)	—	(255)
Net income	—	—	—	—	12,655	12,655
Remeasurement of redeemable common shares	424	—	—	(424)	—	(424)
Distributions declared on common shares (see Note 9)	—	—	—	—	(9,802)	(9,802)
Balance at June 30, 2025	$35,113	$63	$49	$209,181	$(2,642)	$206,651

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2023	$32,199	$3	$1	$3,683	$(1,991)	$1,696
Common shares issued	640	36	27	125,488	—	125,551
Offering costs	—	—	—	(6,268)	—	(6,268)
Amortization of share grants	30	—	—	—	—	—
Net income	—	—	—	—	2,570	2,570
Remeasurement of redeemable common shares	268	—	—	(268)	—	(268)
Distributions declared on common shares (see Note 9)	—	—	—	—	(3,997)	(3,997)
Balance at June 30, 2024	$33,137	$39	$28	$122,635	$(3,418)	$119,284

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$12,655	$2,570
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized (gain) loss on loans receivable, at fair value	(1,924)	2,569
Unrealized loss (gain) on secured financings, at fair value	509	(1,732)
Unrealized loss on derivative instruments, net	3,515	474
Gain on foreign currency translation	(3,585)	(564)
Financing fees	354	3,088
Amortization of share grants	30	30
Change in assets and liabilities
Increase in accrued interest receivable	(569)	(2,967)
Increase in prepaid assets	(257)	—
Increase in due to advisor	627	2,506
Increase in interest payable	139	—
Increase in other liabilities	298	2,031
Net cash provided by operating activities	11,792	8,005

Cash flows from investing activities
Loan origination and funding activities	(200,176)	(302,849)
Repayment of loans receivable	19,500	—
Net cash used in investing activities	(180,676)	(302,849)

Cash flows from financing activities
Borrowings under secured financings	197,334	297,863
Financing fees	(354)	(3,088)
Repayments of secured financings	(60,938)	(119,250)
Proceeds from issuance of common stock, net	37,175	126,191
Subscriptions received in advance	5,165	—
Repurchases of common stock	(255)	—
Offering costs paid	(333)	(687)
Distributions	(9,802)	(3,237)
Net cash provided by financing activities	167,992	297,792
Effect of exchange rate changes on cash balances	18	175
Net change in cash and cash equivalents and restricted cash	(874)	3,123
Cash and cash equivalents and restricted cash, beginning of period	11,381	777
Cash and cash equivalents and restricted cash, end of period	$10,507	$3,900
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	5,342	3,900
Restricted cash	5,165	—
Total cash and cash equivalents and restricted cash	$10,507	$3,900
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,258	$6,156

Non-cash financing activities:
Accrued shareholder servicing fees due to affiliate	$1,526	$5,573
Accrued offering costs due to affiliate	68	8
Adjustment to carrying value of redeemable common stock	424	—
Distributions payable	1,911	760

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at June 30, 2025 and December 31, 2024 consists of demand deposits and money market fund investments. Cash is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

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

As of June 30, 2025 and December 31, 2024, the Company has elected the fair value option for each of its outstanding loans.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded on the Company’s Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024, which was the first anniversary of the date of the initial closing of the continuous private offering. The Company will reimburse the Advisor for all such advanced organization and offering expenses ratably over a 60-month period following January 1, 2026. Organization and offering expenses incurred after December 1, 2024, are paid by the Company as and when incurred (or promptly thereafter).

As of June 30, 2025, the Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million. Such costs became the Company’s liability on December 1, 2023, the date of the initial closing of the Company’s continuous, blind pool private offering. These organization and offering costs are recorded as a component of Due to advisor on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a shareholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no shareholder servicing fee with respect to Class I or Class E shares.

The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of June 30, 2025:

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and six months ended June 30, 2025 and 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

Operating Expenses

The Advisor agreed to advance certain of the Company’s operating expenses through December 1, 2024. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following January 1, 2026. Operating expenses incurred after December 1, 2024, are paid by the Company as incurred (or promptly thereafter). Operating expenses are recorded within General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Advisor but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Advisor had incurred operating costs on the Company’s behalf of $4.6 million and $4.8 million, respectively, which has been recorded as a component of Due to advisor on the Company’s Condensed Consolidated Balance Sheets.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the three and six months ended June 30, 2025 and 2024, the amounts the Company recognized as compensation expense were insignificant.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During the three and six months ended June 30, 2025, the Advisor earned Performance Fees of $0.6 million and $1.2 million, respectively, which the Advisor elected to receive as cash. During the three months ended June 30, 2024, the Advisor did not earn performance fees. During the six months ended June 30, 2024, the Advisor earned Performance Fees of $0.1 million, which were paid to the Advisor in the form of 6,342 Class E shares in April 2024. The Class E shares issued to the Advisor as payment for Performance Fees due are recorded as an increase to shareholders’ equity with an offsetting decrease to performance fees payable (Due to advisor) on the date of the delivery of the shares. As discussed in Note 8 – “Redeemable common shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s Condensed Consolidated Balance Sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of June 30, 2025 and December 31, 2024, the Company’s assets included multiple CRE loans and an investment in a loan participation denominated in GBP. Refer to Note 3 – “Investments in Loans Receivable, at fair value” for additional information.

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

3. Loans Receivable, at fair value

As of June 30, 2025, the Company's held for investment loan portfolio was as follows (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Canoga Park, CA	5/8/2025	7.18%	$28,930	$20,910	$20,910	Monthly; I/O	5/9/2030
Multifamily	Phoenix, AZ	4/16/2025	6.73%	34,750	34,585	34,585	Monthly; I/O	5/9/2030
Multifamily	San Antonio, TX	4/3/2025	6.82%	46,000	39,530	39,530	Monthly; I/O	4/9/2030
Industrial	Mooresville, NC	3/31/2025	6.82%	36,750	35,000	35,000	Monthly; I/O	4/9/2030
Multifamily	Grand Prairie, TX	2/21/2025	6.82%	46,000	45,420	45,420	Monthly; I/O	3/9/2030
Multifamily	Spring, TX	12/12/2024	7.22%	32,800	32,800	32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.17%	188,326	181,652	180,211	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.07%	88,000	88,000	87,629	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.52%	78,209	67,066	66,548	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.57%	20,000	20,000	19,898	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	6.97%	205,980	205,980	205,189	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	7.57%	96,300	96,300	96,005	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.48%	185,050	166,164	165,235	Monthly; I/O	12/9/2028
				$1,087,095	$1,033,407	$1,028,960

As of December 31, 2024, the Company's held for investment loan portfolio was as follows (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Spring, TX	12/12/2024	7.42%	$32,800	$32,800	$32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.33%	188,326	181,178	179,422	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.23%	88,000	88,000	87,463	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.68%	78,209	65,894	65,254	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.73%	20,000	20,000	19,849	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	7.21%	187,740	187,740	186,328	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	7.73%	96,300	93,800	93,267	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.73%	185,050	165,080	163,832	Monthly; I/O	12/9/2028
				$876,425	$834,492	$828,215

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On June 30, 2025, the 30-day SOFR and

30-day SONIA were 4.3% and 4.2% per annum, respectively. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
(2)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)
Reflects the acquisition date of the loan participation.

4. Secured financings, at fair value

The following table presents the value of secured financings, at fair value, as of June 30, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.42%	$600,000	$369,714	$230,286	$230,102	$316,735	6/21/2026	6/21/2029
MS International Repurchase Agreement	6.28%	193,770	28,986	164,784	164,628	205,189	2/15/2029	2/15/2029
WF Repurchase Agreement	6.14%	250,000	33,318	216,682	215,890	299,457	6/21/2026	6/21/2029
MS US Repurchase Agreement	6.09%	200,000	39,140	160,860	160,646	207,579	7/25/2027	7/25/2029
		$1,243,770	$471,158	$772,612	$771,266	$1,028,960

The following table presents the value of secured financings, at fair value, as of December 31, 2024 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.65%	$600,000	$399,500	$200,500	$200,228	$257,099	6/21/2026	6/21/2029
MS International Repurchase Agreement	6.51%	187,740	37,548	150,192	149,913	186,328	2/15/2029	2/15/2029
WF Repurchase Agreement	6.21%	250,000	36,318	213,682	212,705	297,325	6/21/2026	6/21/2029
MS US Repurchase Agreement	6.30%	200,000	142,750	57,250	56,941	87,463	7/25/2027	7/25/2029
		$1,237,740	$616,116	$621,624	$619,787	$828,215

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under the Company’s repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On June 30, 2025, the 30-day SOFR and 30-day SONIA were 4.3% and 4.2% per annum, respectively. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Company was in compliance with all covenants as of June 30, 2025 and December 31, 2024, respectively.

Counterparty Exposure

We have pledged certain real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of stockholder’s equity as of June 30, 2025 (dollars in thousands):

Counterparty	Debt Amount Outstanding	Net Counterparty Exposure
Morgan Stanley	$325,644	$87,124
Citibank	230,286	86,449
Wells Fargo Bank	216,682	82,775
	$772,612	$256,348

The following table represents the future principal payments under the Company’s secured borrowings, at fair value, as of June 30, 2025 (dollars in thousands):

Year	Amount
2025	$—
2026	446,968
2027	160,860
2028	—
2029	164,784
Thereafter	—
Total	$772,612

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

Fair Value Disclosure

The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy (dollars in thousands):

	June 30, 2025			December 31, 2024
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	$—	$—	$1,028,960	$—	$—	$828,215
Derivative instrument assets, at fair value	—	—	—	—	85	—
Total	$—	$—	$1,028,960	$—	$85	$828,215

Financial Liabilities:
Secured financings, at fair value	$—	$—	$(771,266)	$—	$—	$(619,787)
Derivative instrument liabilities, at fair value	—	(3,430)	—	—	—	—
Total	$—	$(3,430)	$(771,266)	$—	$—	$(619,787)

The following tables show a reconciliation of the beginning and ending fair value measurements of the Company’s Loans Receivable, at fair value, for the three and six months ended June 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning Balance	$936,846	$828,215
Loan originations and fundings	98,484	200,176
Loan repayments	(19,500)	(19,500)
Unrealized loss on loans receivable, at fair value	978	1,924
Foreign currency translation	12,152	18,145
Balance as of June 30, 2025	$1,028,960	$1,028,960

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning Balance	$251,387	$158,288
Loan originations and fundings	208,967	302,849
Unrealized loss on loans receivable, at fair value	(1,786)	(2,569)
Foreign currency translation	2,011	2,011
Balance as of June 30, 2024	$460,579	$460,579

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s Secured financings, at fair value, for the three and six months ended June 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning Balance	$(715,778)	$(619,787)
Borrowings under secured financings	(87,910)	(197,334)
Repayments under secured financings	42,438	60,938
Unrealized loss on secured financings, at fair value	(258)	(509)
Foreign currency translation	(9,758)	(14,574)
Balance as of June 30, 2025	$(771,266)	$(771,266)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning Balance	$(164,869)	$(120,196)
Borrowings under secured financings	(204,363)	(297,863)
Repayments under secured financings	70,500	119,250
Unrealized gain on secured financings, at fair value	1,655	1,732
Foreign currency translation	(1,622)	(1,622)
Balance as of June 30, 2024	$(298,699)	$(298,699)

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$1,028,960	Discounted cash flow	Discount Rate	7.13%	6.73 - 7.57%
Financial Liabilities:
Secured financings, at fair value	$(771,266)	Discounted cash flow	Discount Rate	6.24%	5.82 - 6.57%

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$828,215	Discounted cash flow	Discount Rate	7.86%	7.53 - 8.18%
Financial Liabilities:
Secured financings, at fair value	$(619,787)	Discounted cash flow	Discount Rate	6.74%	6.42 - 7.08%

6. Other assets and Other liabilities

The following table summarizes the components of Other assets (dollars in thousands):

	June 30, 2025	December 31, 2024
Prepaid assets	$481	$224
Derivative instrument assets, at fair value	—	85
Total other assets	$481	$309

The following table summarizes the components of Other liabilities (dollars in thousands):

	June 30, 2025	December 31, 2024
Derivative instrument liabilities, at fair value	$3,430	$—
Accrued expenses	776	373
Deposit liability	—	50
Unearned revenue	—	55
Trustee compensation payable	45	45
Total other liabilities	$4,251	$523

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

The Company is exposed to certain foreign currency risk from its investments in assets denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of June 30, 2025 and December 31, 2024, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

The Company has entered into FX forward contracts pursuant to which the Company agrees to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows the Company expects to receive or pay related to certain foreign denominated loan investments. The following tables summarize the Company’s non-designated derivatives as of June 30, 2025 and December 31, 2024, respectively (notional amounts in thousands):

	June 30, 2025
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	5	31,875	GBP	September 2025 - June 2027
Total FX derivatives	5

	December 31, 2024
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	4	31,225	GBP	March 2025 - June 2027
Total FX derivatives	4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Foreign exchange contracts	$—	$85	$(3,430)	$—
	$—	$85	$(3,430)	$—

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, respectively (dollars in thousands):

		For the Three Months Ended June 30,
Type of Derivative	Income Statement Location	2025	2024
Foreign Currency Forward Contracts	Unrealized loss on derivative instruments, net	$(2,532)	$(474)
		$(2,532)	$(474)

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024, respectively (dollars in thousands):

		For the Six Months Ended June 30,
Type of Derivative	Income Statement Location	2025	2024
Foreign Currency Forward Contracts	Unrealized loss on derivative instruments, net	$(3,515)	$(474)
		$(3,515)	$(474)

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

The following tables detail the movement in the Company’s outstanding redeemable common shares during the three and six months ended June 30, 2025 and 2024 (dollars in thousands except share amounts):

Redeemable Common Shares
Shares outstanding as of March 31, 2025	1,675,423
Redeemable common shares issued	12,081
DRIP shares issued	460
Shares outstanding as of June 30, 2025	1,687,964

Proceeds from issuance of redeemable common shares	$260

Redeemable Common Shares
Shares outstanding as of March 31, 2024	1,628,286
Redeemable common shares issued	—
Redeemable common shares issued as performance fee compensation	6,342
DRIP shares issued	305
Shares outstanding as of June 30, 2024	1,634,933

Proceeds from issuance of redeemable common shares	$6

Redeemable Common Shares
Shares outstanding as of December 31, 2024	1,670,897
Redeemable common shares issued	16,230
DRIP shares issued	837
Shares outstanding as of June 30, 2025	1,687,964

Proceeds from issuance of redeemable common shares	$352

Redeemable Common Shares
Shares outstanding as of December 31, 2023	1,603,050
Redeemable common shares issued	24,934
Redeemable common shares issued as performance fee compensation	6,342
DRIP shares issued	607
Shares outstanding as of June 30, 2024	1,634,933

Proceeds from issuance of redeemable common shares	$512

At June 30, 2025, all issued and outstanding Class E shares are classified in temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization (as defined below), the Company is required to repurchase such shares upon the request of the holder following the Applicable Liquidity Date (as defined below), subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of Management Fees and/or Performance Fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the Advisory Agreement (as defined below). The redeemable common shares are subsequently adjusted to equal what the redemption amount would be as if redemption were to occur at the reporting date. As of June 30, 2025 and December 31, 2024, the redeemable common shares are remeasured using the NAV per share as of June 30, 2025 and December 31, 2024, respectively, with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

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

Distributions

The following table details the aggregate distributions declared for redeemable common shares for the three and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,
	2025	2024
Aggregate gross distributions declared per redeemable common share	$0.4680	$0.3876
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$0.4680	$0.3876

	For the Six Months Ended June 30,
	2025	2024
Aggregate gross distributions declared per redeemable common share	$0.8688	$0.7752
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$0.8688	$0.7752

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

The following tables detail the movement of and net proceeds received from the Company’s outstanding common shares for the three and six months ended June 30, 2025 and 2024 (dollars in thousands except share amounts):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of March 31, 2025	5,566,962	4,321,249	9,888,211
Common shares issued	603,392	523,782	1,127,174
DRIP shares issued	74,704	49,945	124,649
Common shares repurchased	(6,419)	(6,238)	(12,657)
Shares outstanding as of June 30, 2025	6,238,639	4,888,738	11,127,377

Proceeds from issuance of common shares	$13,744	$11,546	$25,290

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of March 31, 2024	1,969,181	868,544	2,837,725
Common shares issued	1,830,698	1,842,452	3,673,150
DRIP shares issued	30,581	18,603	49,184
Shares outstanding as of June 30, 2024	3,830,460	2,729,599	6,560,059

Proceeds from issuance of common shares	$37,603	$37,269	$74,872

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2024	5,064,764	3,823,418	8,888,182
Common shares issued	1,043,901	977,947	2,021,848
DRIP shares issued	136,393	93,611	230,004
Common shares repurchased	(6,419)	(6,238)	(12,657)
Shares outstanding as of June 30, 2025	6,238,639	4,888,738	11,127,377

Proceeds from issuance of common shares	$23,895	$21,520	$45,415

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2023	259,750	67,050	326,800
Common shares issued	3,530,004	2,641,010	6,171,014
DRIP shares issued	40,706	21,539	62,245
Shares outstanding as of June 30, 2024	3,830,460	2,729,599	6,560,059

Proceeds from issuance of common shares	$72,226	$53,325	$125,551

As of June 30, 2025, no Class D or Class T shares have been issued.

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

For the three and six months ended June 30, 2025, the Company fulfilled $0.3 million of repurchase requests. For the three and six months ended June 30, 2024, the Company did not receive any repurchase requests under the share repurchase plan.

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class S Common Shares	Class I Common Shares(1)	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$0.4680	$0.4680	$0.8688	$0.8688
Shareholder servicing fee per common share	(0.0427)	—	(0.0848)	—
Net distributions declared per common share	$0.4253	$0.4680	$0.7840	$0.8688

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Class S Common Shares	Class I Common Shares(1)	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$0.3876	$0.3876	$0.7752	$0.7752
Shareholder servicing fee per common share	(0.0428)	—	(0.0851)	—
Net distributions declared per common share	$0.3448	$0.3876	$0.6901	$0.7752

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

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, the Company uses its NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, the Company may repurchase such Class I shares or Class E shares from the Advisor at a later date. Any Class I shares or Class E shares obtained by the Advisor will not be subject to the Company’s share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. During the three and six months ended June 30, 2024, Management Fees earned by the Advisor were approximately $0.4 million and $0.4 million, respectively. See “Temporary Waiver of Management Fees” below for further information.

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

During the three and six months ended June 30, 2025, the Advisor earned Performance Fees of $0.6 million and $1.2 million, respectively, which the Advisor elected to receive as cash. During the three months ended June 30, 2024, the Advisor did not earn performance fees. During the six months ended June 30, 2024, the Advisor earned Performance Fees of $0.1 million, which were paid to the Advisor in the form of 6,342 Class E shares in April 2024.

Temporary Waiver of Management Fees

On October 16, 2024, the Board of Trustees approved Amendment No. 1 to the Advisory Agreement (“Advisory Agreement Amendment”), which amends, among other things, the provisions of the Advisory Agreement related to the waiver of the Management Fee. Pursuant to the Advisory Agreement Amendment, the Advisor agreed to an additional waiver of the Management Fee beginning on January 1, 2025, and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) DRIP and (ii) any investment from Strategic Investors (as defined in the Advisory Agreement Amendment)) exceeds $300.0 million (measured from and including subscriptions in January 2025).

As a result of this temporary waiver, during the three and six months ended June 30, 2025, the Advisor did not earn any Management Fees.

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

The following table details the components of Due to advisor as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Accrued operating expenses	$5,642	$5,071
Accrued organization costs	830	830
Accrued offering costs	2,402	2,334
Accrued management fees	—	190
Accrued performance fees	639	393
Total Due to advisor	$9,513	$8,818

Accrued operating expenses

The Advisor agreed to advance certain of the Company’s operating expenses through December 1, 2024. The Advisor had incurred operating costs on the Company’s behalf of $5.6 million and $5.1 million, as of June 30, 2025 and December 31, 2024, respectively. The Company will reimburse the Advisor for all such advanced operating expenses ratably over a 60-month period following January 1, 2026. Operating expenses incurred after December 1, 2024, are paid by the Company as incurred (or promptly thereafter).

Accrued organization and offering costs

The Advisor agreed to advance organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. The Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million, and $3.1 million, consisting of offering costs of $2.3 million and organization costs of $0.8 million, as of June 30, 2025 and December 31, 2024, respectively. The organization costs are recorded on the Consolidated Statements of Operations and the offering costs are charged to equity. The Company will reimburse the Advisor for all such advanced organization and offering expenses ratably over a 60-month period following January 1, 2026.

Organization and offering expenses incurred after December 1, 2024, are paid by the Company as and when incurred (or promptly thereafter).

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

The Company has engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to the Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the three and six months ended June 30, 2025, the amounts incurred for these services provided were an insignificant amount and $0.1 million, respectively. During the three and six months ended June 30, 2024, the amounts incurred for these services provided were an insignificant amount.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and six months ended June 30, 2025 and 2024, the amounts incurred for these services provided were an insignificant amount.

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

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and six months ended June 30, 2025 and 2024, the Dealer Manager did not retain any shareholder servicing fees, respectively.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were $8.8 million and $7.3 million as of June 30, 2025, and December 31, 2024, respectively.

Related Party Share Ownership

As of June 30, 2025, the Advisor, its employees, and its affiliates, including the Company’s trustees, hold an aggregate of $34.1 million in the Company, held as Class E common shares of the Company.

11. Net Income Per Common Share

Net income per common share for the three and six months ended June 30, 2025 and 2024, is computed as follows (in thousands, except for share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$6,591	$1,530	$12,655	$2,570
Weighted-average common shares outstanding, basic	12,301,032	7,230,612	11,805,619	5,420,360
Basic net income per common share	$0.54	$0.21	$1.07	$0.47
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$6,591	$1,530	$12,655	$2,570
Weighted-average common shares outstanding, diluted(1)	12,302,358	7,232,007	11,806,572	5,421,381
Diluted net income per common share	$0.54	$0.21	$1.07	$0.47

__________________

(1)
Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested common share awards. As of June 30, 2025, 2,932 unvested common shares were outstanding.

12. Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

13. Commitments and Contingencies

As of June 30, 2025, the Company had unfunded commitments of approximately $53.7 million for nine of its loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves, and capital expenditures. Funding depends on timing of lease-up, renovation, and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. The Company expects to fund its loan commitments over the weighted average remaining term of the related loans.

As of June 30, 2025 and December 31, 2024, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

14. Subsequent Events

Capital Raise Activity

During the period from July 1, 2025 through August 12, 2025, the Company issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class S Common Shares	325,233	$6,632	56,772	$1,145
Class I Common Shares	112,202	2,261	34,690	699
Class E Common Shares	2,407	50	327	7
Total	439,842	$8,943	91,789	$1,851

Investment Activity

During the period from July 1, 2025 through August 12, 2025, the Company originated one commercial real estate loan with an outstanding principal amount of $81.8 million and a total loan amount of $82.0 million. The loan earns interest at one-month term SOFR plus a spread for a weighted average interest rate of 6.6% based on the interest rate in effect at origination.

CalSTRS Investment

On July 17, 2025, the Company and California State Teachers’ Retirement System (“CalSTRS”) entered into a Subscription Agreement (the “CalSTRS Subscription Agreement”), pursuant to which CalSTRS has agreed, from time to time, to purchase from the Company an aggregate amount of up to $200 million in Class I shares on or before July 16, 2027, at a price per share equal to the Company’s most recently determined NAV of its Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that the Company repurchase its Class I shares through the Company’s share repurchase plan.

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

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), which commenced on October 31, 2023. We intend to use the net proceeds primarily to make investments in commercial real estate debt and real estate-related securities consistent with our investment guidelines and for other general corporate purposes. We currently sell our common shares in our continuous, blind pool private offering on a monthly basis.

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

Q2 2025 Highlights

Capital Activity and Distributions

•
Raised approximately $25.6 million of gross proceeds from the sale of our common shares through the continuous offering during the three months ended June 30, 2025.
•
Declared monthly net distributions totaling approximately $5.5 million for the three months ended June 30, 2025.

Investments

•
During the three months ended June 30, 2025, we originated three floating rate senior commercial real estate loans in the United States with a total commitment amount of $109.7 million and total outstanding principal amount of $95.0 million as of June 30, 2025.
•
During the three months ended June 30, 2025, we received $19.5 million in proceeds attributable to the repayment of a loan receivable, at par.

Financing Activity

•
Received net borrowings of $45.5 million from our secured financing facilities during the three months ended June 30, 2025.

Financial Condition

Investment Activities

As of June 30, 2025, we had originated twelve USD-denominated CRE mortgage loans and invested in one GBP-denominated loan participation. The following table details the statistics of our loans receivable portfolio as of June 30, 2025 (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Canoga Park, CA	5/8/2025	7.18%	$28,930	$20,910	$20,910	Monthly; I/O	5/9/2030
Multifamily	Phoenix, AZ	4/16/2025	6.73%	34,750	34,585	34,585	Monthly; I/O	5/9/2030
Multifamily	San Antonio, TX	4/3/2025	6.82%	46,000	39,530	39,530	Monthly; I/O	4/9/2030
Industrial	Mooresville, NC	3/31/2025	6.82%	36,750	35,000	35,000	Monthly; I/O	4/9/2030
Multifamily	Grand Prairie, TX	2/21/2025	6.82%	46,000	45,420	45,420	Monthly; I/O	3/9/2030
Multifamily	Spring, TX	12/12/2024	7.22%	32,800	32,800	32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.17%	188,326	181,652	180,211	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.07%	88,000	88,000	87,629	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.52%	78,209	67,066	66,548	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.57%	20,000	20,000	19,898	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	6.97%	205,980	205,980	205,189	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	7.57%	96,300	96,300	96,005	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.48%	185,050	166,164	165,235	Monthly; I/O	12/9/2028
				$1,087,095	$1,033,407	$1,028,960

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On June 30, 2025, the 30-day SOFR and 30-day SONIA were 4.3% and 4.2% per annum, respectively.
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

Summary of Portfolio

The following charts further describe the composition of our investments in loans based on fair value as of June 30, 2025:

Financing Activities

We finance the majority of our loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of June 30, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.42%	$600,000	$369,714	$230,286	$230,102	$316,735	6/21/2026	6/21/2029
MS International Repurchase Agreement	6.28%	193,770	28,986	164,784	164,628	205,189	2/15/2029	2/15/2029
WF Repurchase Agreement	6.14%	250,000	33,318	216,682	215,890	299,457	6/21/2026	6/21/2029
MS US Repurchase Agreement	6.09%	200,000	39,140	160,860	160,646	207,579	7/25/2027	7/25/2029
		$1,243,770	$471,158	$772,612	$771,266	$1,028,960

_________________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On June 30, 2025, the 30-day SOFR and 30-day SONIA were 4.3% and 4.2% per annum, respectively.
(2)
Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.

On June 21, 2024, we entered into an amended Citibank Repurchase Agreement with Citibank to finance the acquisition and origination by us of eligible loans as more particularly described in the Citibank Repurchase Agreement. As a result of the amendment, the Citibank Repurchase Agreement provides for asset purchases of up to $600.0 million (reflecting an increase from the previous $250.0 million limit) by Citibank. In addition, the initial maturity date of the Citibank Facility was extended to June 21, 2026 (from December 14, 2025) and the commencement dates of each of the three one-year extension option periods were rescheduled to the respective anniversary dates of the initial maturity date. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to us is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by us that borrow funds under the Citibank Repurchase Agreement.

On April 23, 2024, we entered into the MS-International Repurchase Agreement, with Morgan Stanley, to finance the acquisition and origination by us of eligible investment assets as more particularly described in the MS-International Repurchase Agreement. The borrowing facility is subject to one or more one-year extension options at the option of Morgan Stanley. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants. Interest is paid quarterly. Recourse to us is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by us that borrow funds under the MS-International Repurchase Agreement.

On June 21, 2024, we entered into the WF Repurchase Agreement, with Wells Fargo, to finance the acquisition and origination by us of eligible investment assets as more particularly described in the WF Repurchase Agreement. The initial maturity date is June 21, 2026. The borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to us is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by us that borrow funds under the WF Repurchase Agreement.

On July 25, 2024, we entered into the MS-US Repurchase Agreement, with MSMCH, as administrative agent for Morgan Stanley, as a buyer, to finance the acquisition and origination by us of eligible investment assets as more particularly described in the MS-US Repurchase Agreement. The MS-US Repurchase Agreement provides for asset purchases by MSMCH on behalf of Morgan Stanley of up to $200.0 million with the ability to increase to $250.0 million as more particularly described in the MS-US Facility. The maturity date of the MS-US Facility is July 25, 2027, subject to a one (1) year extension at our option and, if such option is exercised, another one (1) year extension at our request subject to the consent of MSMCH, in each case, subject to satisfaction of certain customary conditions. Recourse to us is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by us that borrow funds under the MS-US Repurchase Agreement.

Results of Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$
Revenues
Interest income	$18,551	$8,240	$10,311
Other revenue	1,559	2,103	(544)
Total revenues	20,110	10,343	9,767
Expenses
Interest expense	12,133	4,650	7,483
General and administrative expenses	1,132	865	267
Financing fees	193	2,906	(2,713)
Management fees	—	351	(351)
Performance fees	639	—	639
Total expenses	14,097	8,772	5,325
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	978	(1,786)	2,764
Unrealized (loss) gain on secured financings, at fair value	(258)	1,655	(1,913)
Unrealized loss on derivative instruments, net	(2,532)	(474)	(2,058)
Gain on foreign currency translation	2,390	564	1,826
Total gain (loss) from operations and financing, net	578	(41)	619
Net income	$6,591	$1,530	$5,061

Revenues

During the three months ended June 30, 2025, revenues totaled approximately $20.1 million, and consisted of interest income of $18.6 million and other revenue of approximately $1.5 million. During the three months ended June 30, 2024, revenues totaled approximately $10.3 million, and consisted of interest income of $8.2 million and other revenues of approximately $2.1 million. The increase was primarily due to the larger loan portfolio, which resulted in an approximate $10.3 million increase in the interest income during the three months ended June 30, 2025, as compared to the same period ended June 30, 2024.

Expenses

During the three months ended June 30, 2025 and 2024, interest expense was approximately $12.1 million and $4.7 million, respectively. The $7.4 million increase in interest expense was due to the larger debt balances outstanding related to the financing of the expanded loan investment portfolio, as described above. During the three months ended June 30, 2025 and 2024, financing fees totaled $0.2 million and $2.9 million, respectively, which were primarily comprised of commitment fees paid to lenders in association with our repurchase facilities. The $2.7 million decrease is primarily due to additional one-time costs incurred during the three months ended June 30, 2024, as a result of expanding the number of financing facilities available to us to finance loan origination activities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the three months ended June 30, 2025 and 2024, general and administrative expenses remained consistent and were approximately $1.1 million and $0.9 million, respectively.

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the three months ended June 30, 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information. For the three months ended June 30, 2024, Management Fees were approximately $0.4 million.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the three months ended June 30, 2025, Performance Fees were approximately $0.6 million. The Advisor did not earn performance fees during the three months ended June 30, 2024. The increase is primarily due to an increase in core earnings for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

During the three months ended June 30, 2025, the net gain from operations and financing increased approximately $0.6 million compared to the three months ended June 30, 2024. The increase is primarily due to unrealized gains on loans receivable, at fair value, of approximately $1.0 million, offset by unrealized losses on secured financings, at fair value, of approximately $0.3 million.

The following table sets forth information regarding our condensed consolidated results of operations for the six months ended June 30, 2025 and 2024, respectively:

	For the Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$
Revenues
Interest income	$34,537	$12,899	$21,638
Other revenue	2,668	3,101	(433)
Total revenues	37,205	16,000	21,205
Expenses
Interest expense	22,401	7,360	15,041
General and administrative expenses	2,081	1,695	386
Financing fees	354	3,088	(2,734)
Management fees	—	412	(412)
Performance fees	1,199	128	1,071
Total expenses	26,035	12,683	13,352
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	1,924	(2,569)	4,493
Unrealized (loss) gain on secured financings, at fair value	(509)	1,732	(2,241)
Unrealized loss on derivative instruments, net	(3,515)	(474)	(3,041)
Gain on foreign currency translation	3,585	564	3,021
Total gain (loss) from operations and financing, net	1,485	(747)	2,232
Net income	$12,655	$2,570	$10,085

Revenues

During the six months ended June 30, 2025, revenues totaled approximately $37.2 million, and consisted of interest income of $34.5 million and other revenue of $2.7 million. During the six months ended June 30, 2024, revenues totaled approximately $16.0 million, and consisted of interest income of $12.9 million and other revenues of $3.1 million. The increase was primarily due to loan origination activity throughout the year ended December 31, 2024 and during the six months ended June 30, 2025, which resulted in an $21.6 million increase in the interest income during the six months ended June 30, 2025, as compared to June 30, 2024.

Expenses

During the six months ended June 30, 2025 and 2024, interest expense was approximately $22.4 million and $7.4 million, respectively. The $15.0 million increase in interest expense was due to the larger debt balances outstanding required to finance the expanded loan investment portfolio, as described above. During the six months ended June 30, 2025 and 2024 financing fees totaled $0.4 million and $3.1 million, respectively. The $2.7 million decrease is primarily due to additional one-time costs incurred on during the six months ended June 30, 2024, as a result of expanding the number of financing facilities available to us to finance loan origination activities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the six months ended June 30, 2025 and 2024, general and administrative expenses remained consistent and were approximately $2.1 million and $1.7 million, respectively.

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the six months ended June 30, 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information. For the six months ended June 30, 2024, Management Fees were approximately $0.4 million.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the six months ended June 30, 2025 and 2024, Performance Fees were approximately $1.2 million and $0.1 million, respectively. The increase is primarily due to an increase in core earnings for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

During the six months ended June 30, 2025, the net gain from operations and financing increased approximately $2.2 million. The increase is primarily due to unrealized gains on loans receivable, at fair value, of approximately $1.9 million, offset by unrealized losses on secured financings, at fair value, of approximately $0.5 million.

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

Starwood Capital has agreed, from time to time, to purchase from us an aggregate amount of not less than $150 million in Class E shares, at a price per share equal to our most recently determined NAV of its Class E shares (the “Initial Capitalization”).

Further, Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the earlier of (a) the first date that our NAV reaches $1 billion and (b) December 1, 2025, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, at least December 1, 2025 and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following December 1, 2023. We may issue additional Class E shares to Starwood Capital in connection with our acquisition of additional assets in the future. As of June 30, 2025, Starwood Capital has purchased $31.5 million in our Class E shares.

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

We will seek to enter into additional bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions,our liquidity requirements, contractual and regulatory restrictions and other factors.

As of June 30, 2025, we have established multiple loan repurchase facilities. We have pledged various loans as collateral and, based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, is permitted to borrow as much as $471.2 million. As of June 30, 2025, we had $772.6 million in outstanding debt. Refer to Note 3 – “Loans Receivable, at fair value” and Note 4 – “Secured financings, at fair value” for further information.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. The following table summarizes amounts available under these sources as of June 30, 2025 (dollars in thousands):

June 30, 2025
Cash and cash equivalents	$5,342
Available borrowings on undrawn repurchase agreements	471,158
Total available liquidity and capital resources(1)	$476,500

__________________

(1)
Excludes a $118.5 million undrawn equity commitment by Starwood Capital.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (dollars in thousands):

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$11,792	$8,005
Net cash used in investing activities	(180,676)	(302,849)
Net cash provided by financing activities	167,992	297,792
Effect of exchange rate changes on cash	18	175
Net (decrease) increase in cash and cash equivalents	$(874)	$3,123

Cash flows provided by operating activities increased by approximately $3.8 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in loan origination and overall investment activity throughout the year ended December 31, 2024 and during the six months ended June 30, 2025. Cash flows provided by operating activities of $11.8 million during the six months ended June 30, 2025, were primarily due to interest income and origination fees earned on the loan receivables held during the period.

Cash flows used in investing activities decreased by approximately $122.2 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to loan originations and future fundings of $200.2 million during the six months ended June 30, 2025 compared to $302.8 million of loan originations and future fundings during the six months ended June 30, 2024. Cash flows used in investing activities also decreased by $19.5 million as a result of a loan repayment during the six months ended June 30, 2025.

Cash flows provided by financing activities decreased by approximately $129.8 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a $88.7 million decrease in net proceeds from the issuance of our common shares and a decrease of $42.2 million in net borrowings on our secured financing lines.

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

For purposes of calculating our NAV, the organization expenses, offering costs and certain operating expenses paid by the Advisor through the first anniversary of the initial closing of our private offering are not deducted as an expense until reimbursed by us (however such expenses may be amortized in order to mitigate these effects). We will reimburse the Advisor for all such advanced expenses ratably over the 60 months commencing on January 1, 2026. For any organization and offering expenses and operating expenses incurred after December 1, 2024, we will reimburse the Advisor for such expenses that it incurs on behalf of us as and when incurred (or promptly thereafter).

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

The following table provides a breakdown of the major components of our total NAV as of June 30, 2025 (dollars in thousands, except for share amount):

Components of NAV	June 30, 2025
Loans receivable, at fair value	$1,028,960
Cash and cash equivalents - unrestricted	5,342
Restricted cash	5,165
Other assets(1)	7,009
Secured financings, at fair value	(771,266)
Other liabilities	(7,943)
Subscriptions received in advance	(5,165)
Distributions payable	(1,911)
Due to advisor (Management and Performance Fees)	(639)
Accrued shareholder servicing fees(2)	(88)
Net asset value	$259,464
Number of outstanding shares (all classes)	12,815

__________________

(1)
Other assets represents accrued interest receivable, prepaid expenses, and unamortized debt facility costs. In accordance with the fair value option under U.S. GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the life of the debt facility, therefore included in the above amount.
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

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet to our NAV (dollars in thousands):

Reconciliation of Shareholders’ Equity and Redeemable Common Shares to NAV	June 30, 2025
Shareholders' equity and redeemable common shares	$241,764
Adjustments:
Organization expenses and offering costs advanced by Advisor(1)	3,232
Operating expenses advanced by Advisor(2)	4,580
Accrued shareholder service fee(3)	8,732
Unamortized debt facility costs(4)	1,156
NAV	$259,464

__________________

(1)
This represents the unamortized amount of organization expenses and offering costs advanced by the Advisor. The Advisor had agreed to advance organization and offering expenses on behalf of us (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months commencing on January 1, 2026. Organization and offering expenses incurred after December 1, 2024 are paid by us as and when incurred (or promptly thereafter).
(2)
This represents the unamortized amount of operating expenses advanced by the Advisor. The Advisor agreed to advance certain of our operating expenses through December 1, 2024. We will reimburse the Advisor for such advanced expenses ratably over the 60 months commencing on January 1, 2026. Operating expenses incurred after December 1, 2024 are paid by us and deducted as an expense for NAV as and when incurred (or promptly thereafter).
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

The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2025 (dollars and shares in thousands, except for per share data):

NAV Per Share	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$125,845	$98,506	$35,113	$259,464
Number of outstanding shares	6,239	4,888	1,688	12,815
NAV Per Share as of June 30, 2025	$20.17	$20.15	$20.80

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three days after month-end. Each class of our common shares received the same gross distribution per share, which was in aggregate $0.8688 per share during the six months ended June 30, 2025. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager.

The table below details the net distribution for each of our share classes for the six months ended June 30, 2025:

Record Date	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2025	$0.1191	$0.1336	$0.1336
February 28, 2025	0.1205	0.1336	0.1336
March 31, 2025	0.1191	0.1336	0.1336
April 30, 2025	0.1419	0.1560	0.1560
May 31, 2025	0.1415	0.1560	0.1560
June 30, 2025	0.1419	0.1560	0.1560
Total	$0.7840	$0.8688	$0.8688

The following table summarizes our distributions declared during the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
	Amount	%	Amount	%
Distributions
Payable in cash	$4,930	50%	$2,287	57%
Reinvested in shares	4,874	50%	1,708	43%
Total distributions	$9,804	100%	$3,995	100%

Sources of Distributions
Cash flows from operating activities(1)	$9,804	100%	$3,995	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$9,804	100%	$3,995	100%

Total cash flows from operating activities	$11,792		$8,005

__________

(1)
As of June 30, 2025, our inception to date cash flows from operating activities funded 100% of our distributions.

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

Recent Accounting Developments

Refer to Note 2 – “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to our financial statements.

Subsequent Events

Capital Raise Activity

During the period from July 1, 2025 through August 12, 2025, we issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class S Common Shares	325,233	$6,632	56,772	$1,145
Class I Common Shares	112,202	2,261	34,690	699
Class E Common Shares	2,407	50	327	7
Total	439,842	$8,943	91,789	$1,851

Investment Activity

During the period from July 1, 2025 through August 12, 2025, we originated one commercial real estate loan with an outstanding principal amount of $81.8 million and a total loan amount of $82.0 million. The loan earns interest at one-month term SOFR plus a spread for a weighted average interest rate of 6.6% based on the interest rate in effect at origination.

CalSTRS Investment

On July 17, 2025,we and California State Teachers’ Retirement System (“CalSTRS”) entered into a Subscription Agreement (the “CalSTRS Subscription Agreement”), pursuant to which CalSTRS has agreed, from time to time, to purchase from us an aggregate amount of up to $200 million in Class I shares on or before July 16, 2027, at a price per share equal to the our most recently determined NAV of its Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that we repurchase its Class I shares through the our share repurchase plan.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2025, we were not subject to any material legal proceedings.

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

The below table details the common shares sold in the offering (primary and DRIP) during the three months ended June 30, 2025 (dollars in thousands except share amounts):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration (4)
	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
April 1, 2025(1)	238,080	69,892	138	$6,236
May 1, 2025(2)	209,851	149,824	12,241	7,517
June 1, 2025(3)	230,165	354,011	162	11,797
Total	678,096	573,728	12,541	$25,550

__________________

(1)
Includes 21,309 Class S shares, 15,375 Class I shares and 138 Class E shares issued on April 1, 2025, pursuant to our DRIP.
(2)
Includes 26,174 Class S shares, 18,140 Class I shares and 161 Class E shares issued on May 1, 2025, pursuant to our DRIP.
(3)
Includes 27,221 Class S shares, 16,431 Class I shares and 162 Class E shares issued on June 1, 2025, pursuant to our DRIP.
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

Under our share repurchase plan, our board of trustees may amend, suspend or terminate our share repurchase plan at any time if it deems such action to be in our best interest. As a result, share repurchases may not be available each calendar quarter. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or net offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of us as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest.

The table below sets forth common share repurchases by us during the three months ended June 30, 2025, under the share repurchase plan:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average Purchase	as Part of Publicly	Be Repurchased Pursuant to
	of Common Shares	Price Paid	Announced Plans	Publicly Announced
Repurchase Date:	Repurchased (1)	per Share	or Programs(1)	Plans or Programs (1)
April 2025	12,657	$20.09	12,657	—
May 2025	—	—	—	—
June 2025	—	—	—	—
Total	12,657	$20.09	12,657	—

__________________

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

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
3.2

Second Amended and Restated Declaration of Trust of the Company, dated July 17, 2025 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2025 and incorporated by reference herein)

3.3	Bylaws of the Company, dated December 1, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2023 and incorporated by reference herein)
10.1

Subscription Agreement, dated July 17, 2025, by and between the Company and California State Teachers’ Retirement System (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2025 and incorporated by reference herein)

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
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________________

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: August 12, 2025
By: /s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2025	By:/s/ Joseph Nieto
Name: Joseph Nieto
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)