Form 10-Q
period 2025-09-30
Starwood Credit Real Estate Income Trust
filed 2025-11-13
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

As of November 13, 2025, the issuer had the following shares outstanding: 7,083,610 Class S common shares, 1,696,493 Class E common shares, and 5,388,671 Class I common shares. There are no outstanding Class T common shares or Class D common shares.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	2

	Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity for the Three and Nine Months Ended September 30, 2025 and 2024	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosure	41

Item 5.	Other Information	41

Item 6.	Exhibits and Financial Statement Schedules	42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	September 30, 2025	December 31, 2024
Assets
Loans receivable, at fair value	$994,838	$828,215
Cash and cash equivalents	6,391	2,789
Restricted cash	5,310	8,592
Accrued interest receivable	4,806	4,700
Other assets	988	309
Total assets	$1,012,333	$844,605
Liabilities and Equity
Secured financings, at fair value	$723,364	$619,787
Subscriptions received in advance	5,310	8,592
Due to advisor	9,804	8,818
Accrued shareholder servicing fees	9,447	7,294
Interest payable	2,392	2,414
Distribution payable	1,996	1,338
Other liabilities	3,719	523
Total liabilities	756,032	648,766

Commitments and contingencies (see note 13)	—	—
Redeemable common shares — Class E shares, par value $0.01 per share; 1,690,863 and 1,670,897 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	35,727	34,307

Equity
Common shares — Class S shares, par value $0.01 per share; 6,811,201 and 5,064,764 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	68	51
Common shares — Class I shares, par value $0.01 per share; 4,913,917 and 3,823,418 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	49	38
Additional paid-in capital	219,727	166,938
Retained Earnings (Accumulated deficit) and cumulative distributions	730	(5,495)
Total shareholders’ equity	220,574	161,532
Total liabilities, redeemable common shares, and equity	$1,012,333	$844,605

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Interest income	$18,522	$12,629	$53,059	$25,528
Other revenue	3,214	3,392	5,882	6,492
Total revenues	21,736	16,021	58,941	32,020
Expenses
Interest expense	11,668	7,824	34,069	15,184
General and administrative expenses	459	802	2,540	2,301
Financing fees	372	928	726	4,213
Management fees	—	478	—	889
Performance fees	1,283	560	2,482	688
Total expenses	13,782	10,592	39,817	23,275
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	1,622	(2,673)	3,547	(5,242)
Unrealized (loss) gain on secured financings, at fair value	(451)	132	(960)	1,864
Unrealized gain (loss) on derivative instruments, net	980	(1,628)	(2,535)	(2,102)
(Loss) gain on foreign currency translation	(894)	2,144	2,691	2,708
Total gains (losses) from operations and financing, net	1,257	(2,025)	2,743	(2,772)
Net income	$9,211	$3,404	$21,867	$5,973
Net income per common share, basic	$0.70	$0.37	$1.79	$0.89
Net income per common share, diluted	$0.70	$0.37	$1.79	$0.89
Weighted-average common shares outstanding, basic	13,086,331	9,168,764	12,237,214	6,714,773
Weighted-average common shares outstanding, diluted	13,088,405	9,170,895	12,238,543	6,716,161

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Retained Earnings (Accumulated deficit) and cumulative distributions	Total Shareholders' Equity
Balance at June 30, 2025	$35,113	$63	$49	$209,181	$(2,642)	$206,651
Common shares issued	60	6	3	18,326	—	18,335
Offering costs	—	—	—	(1,098)	—	(1,098)
Amortization of share grants	15	—	—	—	—	—
Common shares repurchased	—	(1)	(3)	(6,143)	—	(6,147)
Net income	—	—	—	—	9,211	9,211
Remeasurement of redeemable common shares	539	—	—	(539)	—	(539)
Distributions declared on common shares (see Note 9)	—	—	—	—	(5,839)	(5,839)
Balance at September 30, 2025	$35,727	$68	$49	$219,727	$730	$220,574

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Retained Earnings (Accumulated deficit) and cumulative distributions	Total Shareholders' Equity
Balance at June 30, 2024	$33,137	$39	$28	$122,635	$(3,418)	$119,284
Common shares issued	7	8	5	28,140	—	28,153
Offering costs	—	—	—	(1,458)	—	(1,458)
Amortization of share grants	15	—	—	—	—	—
Net income	—	—	—	—	3,404	3,404
Remeasurement of redeemable common shares	230	—	—	(230)	—	(230)
Distributions declared on common shares (see Note 9)	—	—	—	—	(3,364)	(3,364)
Balance at September 30, 2024	$33,389	$47	$33	$149,087	$(3,378)	$145,789

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Retained Earnings (Accumulated deficit) and cumulative distributions	Total Shareholders' Equity
Balance at December 31, 2024	$34,307	$51	$38	$166,938	$(5,495)	$161,532
Common shares issued	413	18	14	63,717	—	63,749
Offering costs	—	—	—	(3,568)	—	(3,568)
Amortization of share grants	45	—	—	—	—	—
Common shares repurchased	—	(1)	(3)	(6,398)	—	(6,402)
Net income	—	—	—	—	21,867	21,867
Remeasurement of redeemable common shares	962	—	—	(962)	—	(962)
Distributions declared on common shares (see Note 9)	—	—	—	—	(15,642)	(15,642)
Balance at September 30, 2025	$35,727	$68	$49	$219,727	$730	$220,574

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Retained Earnings (Accumulated deficit) and cumulative distributions	Total Shareholders' Equity
Balance at December 31, 2023	$32,199	$3	$1	$3,683	$(1,991)	$1,696
Common shares issued	647	44	32	153,628	—	153,704
Offering costs	—	—	—	(7,726)	—	(7,726)
Amortization of share grants	45	—	—	—	—	—
Net income	—	—	—	—	5,973	5,973
Remeasurement of redeemable common shares	498	—	—	(498)	—	(498)
Distributions declared on common shares (see Note 9)	—	—	—	—	(7,360)	(7,360)
Balance at September 30, 2024	$33,389	$47	$33	$149,087	$(3,378)	$145,789

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$21,867	$5,973
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized (gain) loss on loans receivable, at fair value	(3,547)	5,242
Unrealized loss (gain) on secured financings, at fair value	960	(1,864)
Unrealized loss on derivative instruments, net	2,535	2,102
Gain on foreign currency translation	(2,691)	(2,708)
Financing fees	726	4,213
Amortization of share grants	45	45
Change in assets and liabilities
Increase in accrued interest receivable	(143)	(3,849)
Increase in prepaid assets	(764)	—
Increase in due to advisor	918	1,613
Decrease in interest payable	(22)	—
Increase in other liabilities	746	2,458
Net cash provided by operating activities	20,630	13,225

Cash flows from investing activities
Loan origination and funding activities	(332,687)	(639,537)
Repayment of loans receivable	183,485	—
Net cash used in investing activities	(149,202)	(639,537)

Cash flows from financing activities
Borrowings under secured financings	327,334	627,508
Financing fees	(726)	(4,213)
Repayments of secured financings	(235,863)	(142,250)
Proceeds from issuance of common stock, net	55,570	154,351
Subscriptions received in advance	5,310	—
Repurchases of common stock	(6,402)	—
Offering costs paid	(625)	(904)
Distributions	(15,642)	(6,432)
Net cash provided by financing activities	128,956	628,060
Effect of exchange rate changes on cash balances	(64)	259
Net change in cash and cash equivalents and restricted cash	320	2,007
Cash and cash equivalents and restricted cash, beginning of period	11,381	777
Cash and cash equivalents and restricted cash, end of period	$11,701	$2,784
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	6,391	2,007
Restricted cash	5,310	777
Total cash and cash equivalents and restricted cash	$11,701	$2,784
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,144	$12,290

Non-cash financing activities:
Accrued shareholder servicing fees due to affiliate	$2,153	$6,783
Accrued offering costs due to affiliate	68	39
Adjustment to carrying value of redeemable common stock	962	498
Distributions payable	1,996	928

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at September 30, 2025 and December 31, 2024 consisted of demand deposits and money market fund investments. Cash is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted cash

Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.

Derivative Financial Instruments and Hedge Activities

The Company enters into derivative financial instruments, specifically foreign exchange (“FX”) forward contracts, to manage risks from fluctuations in foreign exchange rates. The Company records its derivatives on its Condensed Consolidated Balance Sheets at fair value and such amounts are included as a component of Other assets or Other liabilities. No derivatives were designated as formal hedging relationships, but rather are considered economic hedges. Any changes in the fair value of these derivatives are recorded as components of Unrealized gain (loss) on derivative instruments, net on the Company’s Condensed Consolidated Statements of Operations. The Company classifies cash flows related to the non-designated derivatives in either operating or investing activities on the Condensed Consolidated Statements of Cash Flows depending on the nature of the cash flow activity.

See Note 7 – “Derivatives and Hedging Activity”, for further details.

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in Loans receivable, at fair value and Secured financings, at fair value on the Condensed Consolidated Balance Sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which the Company’s common shares (including redeemable common shares) of beneficial interest, par value $0.01 per share (“common shares”), are purchased and repurchased.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Condensed Consolidated Balance Sheets from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized as income on the Condensed Consolidated Statements of Operations within Other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the Condensed Consolidated Statements of Operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in Net income without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. Gains and losses from translation of foreign currency denominated transactions into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. The effects of translating the assets, liabilities and income of the Company’s foreign investments held by entities with functional currencies other than the U.S. dollar are included in the (Loss) gain on foreign currency translation in the Company’s Condensed Consolidated Statements of Operations.

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

As of September 30, 2025 and December 31, 2024, the Company has elected the fair value option for each of its outstanding loans.

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

At December 1, 2024, the Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million. Such costs became the Company’s liability on December 1, 2023, the date of the initial closing of the Company’s continuous, blind pool private offering. These organization and offering costs are recorded as a component of Due to advisor on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a shareholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no shareholder servicing fee with respect to Class I or Class E shares.

The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of September 30, 2025:

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and nine months ended September 30, 2025 and 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

Operating Expenses

The Advisor agreed to advance certain of the Company’s operating expenses through December 1, 2024. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following January 1, 2026. Operating expenses incurred after December 1, 2024, are paid by the Company as incurred (or promptly thereafter). Operating expenses are recorded within General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Advisor but not paid is recognized as a liability on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Advisor had incurred operating costs on the Company’s behalf of $4.4 million and $4.8 million, respectively, which has been recorded as a component of Due to advisor on the Company’s Condensed Consolidated Balance Sheets.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the three and nine months ended September 30, 2025 and 2024, the amounts the Company recognized as compensation expense were insignificant.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During the three and nine months ended September 30, 2025, the Advisor earned Performance Fees of $1.3 million and $2.5 million, respectively, which the Advisor elected to receive as cash. During the three and nine months ended September 30, 2024, the Advisor earned $0.6 million and $0.7 million of Performance Fees, respectively. The Advisor elected to receive all performance fee compensation in the form of 27,448 and 33,790 Class E shares for fees incurred during the three and nine month periods ending September 30, 2024, respectively, which were issued to the Advisor in April and October 2024. The Class E shares issued to the Advisor as payment for Performance Fees due are recorded as an increase to shareholders’ equity with an offsetting decrease to Performance Fees payable (Due to advisor) on the date of the delivery of the shares. As discussed in Note 8 – “Redeemable common shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s Condensed Consolidated Balance Sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of September 30, 2025 and December 31, 2024, the Company’s assets included multiple CRE loans and an investment in a loan participation denominated in GBP. Refer to Note 3 – “Loans Receivable, at fair value” for additional information.

Segment Reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker is the CEO, who manages the Company, including allocating resources and evaluating results based on the performance of the Company as a whole. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. Net income is the Company’s primary measure of profit and loss and all costs and expense categories on the Company’s Condensed Consolidated Statements of Operations are significant.

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

3. Loans Receivable, at fair value

As of September 30, 2025, the Company's held for investment loan portfolio was as follows (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Alpharetta, GA	9/22/2025	6.59%	$53,700	$49,500	$49,500	Monthly; I/O	10/9/2028
Multifamily	Fort Collins, CO	7/31/2025	6.61%	82,000	81,750	81,750	Monthly; I/O	8/9/2028
Industrial	Canoga Park, CA	5/8/2025	6.91%	28,930	20,910	20,910	Monthly; I/O	5/9/2030
Multifamily	Phoenix, AZ	4/16/2025	6.72%	34,750	34,585	34,585	Monthly; I/O	5/9/2030
Multifamily	San Antonio, TX	4/3/2025	6.82%	46,000	39,530	39,530	Monthly; I/O	4/9/2030
Industrial	Mooresville, NC	3/31/2025	6.82%	36,750	35,000	35,000	Monthly; I/O	4/9/2030
Multifamily	Grand Prairie, TX	2/21/2025	6.82%	46,000	45,420	45,420	Monthly; I/O	3/9/2030
Multifamily	Spring, TX	12/12/2024	7.22%	32,800	32,800	32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.17%	188,326	181,976	180,694	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.07%	88,000	88,000	87,713	Monthly; I/O	8/7/2029
Multifamily	New York, NY	6/27/2024	7.57%	20,000	20,000	19,923	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	6.85%	201,690	201,161	200,765	Quarterly; I/O	4/25/2026
Multifamily	Hayward, CA	11/30/2023	7.25%	185,050	167,015	166,248	Monthly; I/O	12/9/2028
				$1,043,996	$997,647	$994,838

As of December 31, 2024, the Company's held for investment loan portfolio was as follows (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Spring, TX	12/12/2024	7.42%	$32,800	$32,800	$32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.33%	188,326	181,178	179,422	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.23%	88,000	88,000	87,463	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.68%	78,209	65,894	65,254	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.73%	20,000	20,000	19,849	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	7.21%	187,740	187,740	186,328	Quarterly; I/O	4/25/2026
Multifamily	Houston, TX	2/9/2024	7.73%	96,300	93,800	93,267	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.73%	185,050	165,080	163,832	Monthly; I/O	12/9/2028
				$876,425	$834,492	$828,215

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On September 30, 2025, the 30-day

SOFR and 30-day SONIA were 4.1% and 4.0% per annum, respectively. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
(2)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)
Reflects the acquisition date of the loan participation.

4. Secured financings, at fair value

The following table presents the value of secured financings, at fair value, as of September 30, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.09%	$600,000	$368,814	$231,186	$231,075	$352,993	6/21/2026	6/21/2029
MS-International Repurchase Agreement	6.15%	193,770	32,841	160,929	160,851	200,765	2/15/2029	2/15/2029
WF Repurchase Agreement	5.92%	250,000	93,318	156,682	156,144	233,417	6/21/2026	6/21/2029
MS US Repurchase Agreement	5.91%	250,000	74,540	175,460	175,294	207,663	7/25/2027	7/25/2029
		$1,293,770	$569,513	$724,257	$723,364	$994,838

The following table presents the value of secured financings, at fair value, as of December 31, 2024 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.65%	$600,000	$399,500	$200,500	$200,228	$257,099	6/21/2026	6/21/2029
MS-International Repurchase Agreement	6.51%	187,740	37,548	150,192	149,913	186,328	2/15/2029	2/15/2029
WF Repurchase Agreement	6.21%	250,000	36,318	213,682	212,705	297,325	6/21/2026	6/21/2029
MS US Repurchase Agreement	6.30%	200,000	142,750	57,250	56,941	87,463	7/25/2027	7/25/2029
		$1,237,740	$616,116	$621,624	$619,787	$828,215

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under the Company’s repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On September 30, 2025, the 30-day SOFR and 30-day SONIA were 4.1% and 4.0% per annum, respectively. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7% per annum, respectively.
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

On July 25, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-US Repurchase Agreement”), with Morgan Stanley Mortgage Capital Holdings LLC (“MSMCH”), as administrative agent for Morgan Stanley, as a buyer, to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the MS-US Repurchase Agreement. The MS-US Repurchase Agreement provides for asset purchases by MSMCH on behalf of Morgan Stanley of up to $200.0 million, which was increased by amendment to $250.0 million in September 2025, as more particularly described therein (the “MS-US Facility”). The maturity date of the MS-US Facility is July 25, 2027, subject to a one (1) year extension at the Company’s option and, if such option is exercised, another one (1) year extension at the Company’s request subject to the consent of MSMCH, in each case, subject to satisfaction of certain customary conditions. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the MS-US Repurchase Agreement.

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Company was in compliance with all covenants as of September 30, 2025 and December 31, 2024, respectively.

Counterparty Exposure

We have pledged certain real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of stockholder’s equity as of September 30, 2025 (dollars in thousands):

Counterparty	Debt Amount Outstanding	Net Counterparty Exposure
Morgan Stanley	$336,389	$72,039
Citibank	231,186	121,807
Wells Fargo Bank	156,682	76,735
	$724,257	$270,581

The following table represents the future principal payments under the Company’s secured borrowings, at fair value, as of September 30, 2025 (dollars in thousands):

Year	Amount
2025 (remaining)	$—
2026	387,868
2027	175,460
2028	—
2029	160,929
Thereafter	—
Total	$724,257

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

Fair Value Disclosure

The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy (dollars in thousands):

	September 30, 2025			December 31, 2024
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	$—	$—	$994,838	$—	$—	$828,215
Derivative instrument assets, at fair value	—	—	—	—	85	—
Total	$—	$—	$994,838	$—	$85	$828,215

Financial Liabilities:
Secured financings, at fair value	$—	$—	$(723,364)	$—	$—	$(619,787)
Derivative instrument liabilities, at fair value	—	(2,450)	—	—	—	—
Total	$—	$(2,450)	$(723,364)	$—	$—	$(619,787)

The following tables show a reconciliation of the beginning and ending fair value measurements of the Company’s Loans Receivable, at fair value, for the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning Balance	$1,028,960	$828,215
Loan originations and fundings	132,511	332,687
Loan repayments	(163,985)	(183,485)
Unrealized gain on loans receivable, at fair value	1,622	3,547
Foreign currency translation	(4,270)	13,874
Balance as of September 30, 2025	$994,838	$994,838

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning Balance	$460,579	$158,288
Loan originations and fundings	336,688	639,537
Unrealized loss on loans receivable, at fair value	(2,673)	(5,242)
Foreign currency translation	10,850	12,861
Balance as of September 30, 2024	$805,444	$805,444

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s Secured financings, at fair value, for the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning Balance	$(771,266)	$(619,787)
Borrowings under secured financings	(130,000)	(327,334)
Repayments under secured financings	174,925	235,863
Unrealized loss on secured financings, at fair value	(451)	(960)
Foreign currency translation	3,428	(11,146)
Balance as of September 30, 2025	$(723,364)	$(723,364)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning Balance	$(298,699)	$(120,196)
Borrowings under secured financings	(329,645)	(627,508)
Repayments under secured financings	23,000	142,250
Unrealized gain on secured financings, at fair value	132	1,864
Foreign currency translation	(8,790)	(10,412)
Balance as of September 30, 2024	$(614,002)	$(614,002)

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$994,838	Discounted cash flow	Discount Rate	6.98%	6.59 - 7.57%
Financial Liabilities:
Secured financings, at fair value	$(723,364)	Discounted cash flow	Discount Rate	6.01%	5.91 - 6.15%

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$828,215	Discounted cash flow	Discount Rate	7.86%	7.53 - 8.18%
Financial Liabilities:
Secured financings, at fair value	$(619,787)	Discounted cash flow	Discount Rate	6.74%	6.42 - 7.08%

6. Other assets and Other liabilities

The following table summarizes the components of Other assets (dollars in thousands):

	September 30, 2025	December 31, 2024
Prepaid assets	$988	$224
Derivative instrument assets, at fair value	—	85
Total other assets	$988	$309

The following table summarizes the components of Other liabilities (dollars in thousands):

	September 30, 2025	December 31, 2024
Derivative instrument liabilities, at fair value	$2,450	$—
Accrued expenses	852	373
Deposit liability	300	50
Unearned revenue	72	55
Trustee compensation payable	45	45
Total other liabilities	$3,719	$523

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

The Company is exposed to certain foreign currency risk from its investments in assets denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of September 30, 2025 and December 31, 2024, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

The Company has entered into FX forward contracts pursuant to which the Company agrees to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows the Company expects to receive or pay related to certain foreign denominated loan investments. The following tables summarize the Company’s non-designated derivatives as of September 30, 2025 and December 31, 2024, respectively (notional amounts in thousands):

	September 30, 2025
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	5	31,800	GBP	December 2025 - June 2027
Total FX derivatives	5

	December 31, 2024
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	4	31,225	GBP	March 2025 - June 2027
Total FX derivatives	4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Foreign exchange contracts	$—	$85	$(2,450)	$—
	$—	$85	$(2,450)	$—

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024, respectively (dollars in thousands):

		For the Three Months Ended September 30,
Type of Derivative	Income Statement Location	2025	2024
Foreign Currency Forward Contracts	Unrealized gain (loss) on derivative instruments, net	$980	$(1,628)
		$980	$(1,628)

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

		For the Nine Months Ended September 30,
Type of Derivative	Income Statement Location	2025	2024
Foreign Currency Forward Contracts	Unrealized loss on derivative instruments, net	$(2,535)	$(2,102)
		$(2,535)	$(2,102)

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

The following tables detail the movement in the Company’s outstanding redeemable common shares during the three and nine months ended September 30, 2025 and 2024 (dollars in thousands except share amounts):

Redeemable Common Shares
Shares outstanding as of June 30, 2025	1,687,964
Redeemable common shares issued	2,407
DRIP shares issued	492
Shares outstanding as of September 30, 2025	1,690,863

Proceeds from issuance of redeemable common shares	$60

Redeemable Common Shares
Shares outstanding as of June 30, 2024	1,634,933
Redeemable common shares issued	—
Redeemable common shares issued as performance fee compensation	—
DRIP shares issued	310
Shares outstanding as of September 30, 2024	1,635,243

Proceeds from issuance of redeemable common shares	$7

Redeemable Common Shares
Shares outstanding as of December 31, 2024	1,670,897
Redeemable common shares issued	18,636
DRIP shares issued	1,330
Shares outstanding as of September 30, 2025	1,690,863

Proceeds from issuance of redeemable common shares	$413

Redeemable Common Shares
Shares outstanding as of December 31, 2023	1,603,050
Redeemable common shares issued	24,934
Redeemable common shares issued as performance fee compensation	6,342
DRIP shares issued	917
Shares outstanding as of September 30, 2024	1,635,243

Proceeds from issuance of redeemable common shares	$647

At September 30, 2025, all issued and outstanding Class E shares are classified in temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization, the Company is required to repurchase such shares upon the request of the holder following the Applicable Liquidity Date (as defined below), subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of Management Fees and/or Performance Fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the Advisory Agreement (as defined below). The redeemable common shares are subsequently adjusted to equal what the redemption amount would be as if redemption were to occur at the reporting date. As of September 30, 2025 and December 31, 2024, the redeemable common shares are remeasured using the NAV per share as of September 30, 2025 and December 31, 2024, respectively, with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

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

Distributions

The following table details the aggregate distributions declared for redeemable common shares for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,
	2025	2024
Aggregate gross distributions declared per redeemable common share	$0.4680	$0.3876
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$0.4680	$0.3876

	For the Nine Months Ended September 30,
	2025	2024
Aggregate gross distributions declared per redeemable common share	$1.3368	$1.1628
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$1.3368	$1.1628

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

The following tables detail the movement of and net proceeds received from the Company’s outstanding common shares for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands except share amounts):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of June 30, 2025	6,238,639	4,888,738	11,127,377
Common shares issued	540,248	224,013	764,261
DRIP shares issued	86,054	52,501	138,555
Common shares repurchased	(53,740)	(251,335)	(305,075)
Shares outstanding as of September 30, 2025	6,811,201	4,913,917	11,725,118

Proceeds from issuance of common shares	$12,761	$5,574	$18,335

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of June 30, 2024	3,830,460	2,729,599	6,560,059
Common shares issued	769,503	548,348	1,317,851
DRIP shares issued	44,729	31,678	76,407
Shares outstanding as of September 30, 2024	4,644,692	3,309,625	7,954,317

Proceeds from issuance of common shares	$16,533	$11,620	$28,153

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2024	5,064,764	3,823,418	8,888,182
Common shares issued	1,584,149	1,201,960	2,786,109
DRIP shares issued	222,448	146,112	368,560
Common shares repurchased	(60,160)	(257,573)	(317,733)
Shares outstanding as of September 30, 2025	6,811,201	4,913,917	11,725,118

Proceeds from issuance of common shares	$36,655	$27,094	$63,749

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2023	259,750	67,050	326,800
Common shares issued	4,299,507	3,189,358	7,488,865
DRIP shares issued	85,435	53,217	138,652
Shares outstanding as of September 30, 2024	4,644,692	3,309,625	7,954,317

Proceeds from issuance of common shares	$88,759	$64,945	$153,704

As of September 30, 2025, no Class D or Class T shares have been issued.

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

For the three and nine months ended September 30, 2025, the Company fulfilled $6.1 million and $6.4 million of repurchase requests, respectively. For the three and nine months ended September 30, 2024, the Company did not receive any repurchase requests under the share repurchase plan.

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class S Common Shares	Class I Common Shares(1)	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$0.4680	$0.4680	$1.3368	$1.3368
Shareholder servicing fee per common share	(0.0434)	—	(0.1282)	—
Net distributions declared per common share	$0.4246	$0.4680	$1.2086	$1.3368

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Class S Common Shares	Class I Common Shares(1)	Class S Common Shares	Class I Common Shares(1)
Aggregate gross distributions declared per common share	$0.3876	$0.3876	$1.1628	$1.1628
Shareholder servicing fee per common share	(0.0428)	—	(0.1275)	—
Net distributions declared per common share	$0.3448	$0.3876	$1.0353	$1.1628

__________________

(1)
There is no shareholder servicing fee with respect Class I shares. Refer to Note 10 – “Related Party Transactions” below for further information on shareholder servicing fees.

CalSTRS Investment

On July 17, 2025, the Company and California State Teachers’ Retirement System (“CalSTRS”) entered into a Subscription Agreement (the “CalSTRS Subscription Agreement”), pursuant to which CalSTRS has agreed, from time to time, to purchase from the Company an aggregate amount of up to $200 million in Class I shares on or before July 16, 2027, at a price per share equal to the Company’s most recently determined NAV of its Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that the Company repurchase its Class I shares through the Company’s share repurchase plan. As of September 30, 2025, the Company has not drawn on this commitment.

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

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a Management Fee equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, the Company uses its NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, the Company may repurchase such Class I shares or Class E shares from the Advisor at a later date. Any Class I shares or Class E shares obtained by the Advisor will not be subject to the Company’s share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. During the three and nine months ended September 30, 2024, Management Fees earned by the Advisor were approximately $0.5 million and $0.9 million, respectively. See “Temporary Waiver of Management Fees” below for further information.

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

During the three and nine months ended September 30, 2025, the Advisor earned Performance Fees of $1.3 million and $2.5 million, respectively, which the Advisor elected to receive as cash. During the three and nine months ended September 30, 2024, the Advisor earned $0.6 million and $0.7 million of Performance Fees, respectively. The Advisor elected to receive all performance fee compensation in the form of 27,448 and 33,790 Class E shares for fees incurred during the three and nine month periods ending September 30, 2024, respectively, which were issued to the Advisor in April and October 2024, respectively.

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

As a result of this temporary waiver, during the three and nine months ended September 30, 2025, the Advisor did not earn any Management Fees.

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

The following table details the components of Due to advisor as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Accrued operating expenses	$5,289	$5,071
Accrued organization costs	830	830
Accrued offering costs	2,402	2,334
Accrued management fees	—	190
Accrued performance fees	1,283	393
Total Due to advisor	$9,804	$8,818

Accrued operating expenses

The Advisor agreed to advance certain of the Company’s operating expenses through December 1, 2024. The Company will reimburse the Advisor for all such advanced operating expenses ratably over a 60-month period following January 1, 2026. Operating expenses incurred after December 1, 2024, are paid by the Company as incurred (or promptly thereafter).

Accrued organization and offering costs

The Advisor agreed to advance organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. The Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million, and $3.1 million, consisting of offering costs of $2.3 million and organization costs of $0.8 million, as of September 30, 2025 and December 31, 2024, respectively. The organization costs are recorded on the Consolidated Statements of Operations and the offering costs are charged to equity. The Company will reimburse the Advisor for all such advanced organization and offering expenses ratably over a 60-month period following January 1,

2026. Organization and offering expenses incurred after December 1, 2024, are paid by the Company as and when incurred (or promptly thereafter).

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

The Company has engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to the Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the three and nine months ended September 30, 2025, the amounts incurred for these services provided were an insignificant amount and $0.1 million, respectively. During the three and nine months ended September 30, 2024, the amounts incurred for these services provided were an insignificant amount.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and nine months ended September 30, 2025 and 2024, the amounts incurred for these services provided were an insignificant amount.

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

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and nine months ended September 30, 2025 and 2024, the Dealer Manager did not retain any shareholder servicing fees, respectively.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were $9.4 million and $7.3 million as of September 30, 2025, and December 31, 2024, respectively.

Related Party Share Ownership

As of September 30, 2025, the Advisor, its employees, and its affiliates, including the Company’s trustees, hold an aggregate of $34.9 million in the Company, held as Class E common shares of the Company.

11. Net Income Per Common Share

Net income per common share for the three and nine months ended September 30, 2025 and 2024, is computed as follows (in thousands, except for share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$9,211	$3,404	$21,867	$5,973
Weighted-average common shares outstanding, basic	13,086,331	9,168,764	12,237,214	6,714,773
Basic net income per common share	$0.70	$0.37	$1.79	$0.89
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$9,211	$3,404	$21,867	$5,973
Weighted-average common shares outstanding, diluted(1)	13,088,405	9,170,895	12,238,543	6,716,161
Diluted net income per common share	$0.70	$0.37	$1.79	$0.89

__________________

(1)
Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested common share awards. As of September 30, 2025, 2,932 unvested common shares were outstanding.

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

13. Commitments and Contingencies

As of September 30, 2025, the Company had unfunded commitments of approximately $45.8 million for nine of its loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves, and capital expenditures. Funding depends on timing of lease-up, renovation, and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. The Company expects to fund its loan commitments over the weighted average remaining term of the related loans.

As of September 30, 2025 and December 31, 2024, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

14. Subsequent Events

Capital Raise Activity

During the period from October 1, 2025 through November 13, 2025, the Company issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class I Common Shares	496,970	$10,110	36,810	$749
Class S Common Shares	309,857	6,368	60,352	1,229
Class E Common Shares	2,368	50	329	7
Total	809,195	$16,528	97,491	$1,985

Investment Activity

During the period from October 1, 2025 through November 13, 2025, the Company originated two commercial real estate loan with a total outstanding principal amount of $105.0 million and a total loan amount of $105.0 million. The loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 6.4% based on the interest rate in effect at origination.

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

Q3 2025 Highlights

Capital Activity and Distributions

•
Raised approximately $18.3 million of gross proceeds from the sale of our common shares through the continuous offering during the three months ended September 30, 2025.
•
Declared monthly net distributions totaling approximately $5.8 million for the three months ended September 30, 2025.

Investments

•
During the three months ended September 30, 2025, we originated two floating rate senior commercial real estate loans in the United States with a total commitment amount of $135.7 million and total outstanding principal amount of $131.3 million as of September 30, 2025.
•
During the three months ended September 30, 2025, we received $164.0 million in proceeds attributable to the repayment two loan receivables, at par.

Financing Activity

•
Repaid net borrowings of $44.9 million on our secured financing facilities during the three months ended September 30, 2025.

Financial Condition

Investment Activities

As of September 30, 2025, we have invested in twelve USD-denominated CRE mortgage loans and invested in one GBP-denominated loan participation. The following table details the statistics of our loans receivable portfolio as of September 30, 2025 (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Alpharetta, GA	9/22/2025	6.59%	$53,700	$49,500	$49,500	Monthly; I/O	10/9/2028
Multifamily	Fort Collins, CO	7/31/2025	6.61%	82,000	81,750	81,750	Monthly; I/O	8/9/2028
Industrial	Canoga Park, CA	5/8/2025	6.91%	28,930	20,910	20,910	Monthly; I/O	5/9/2030
Multifamily	Phoenix, AZ	4/16/2025	6.72%	34,750	34,585	34,585	Monthly; I/O	5/9/2030
Multifamily	San Antonio, TX	4/3/2025	6.82%	46,000	39,530	39,530	Monthly; I/O	4/9/2030
Industrial	Mooresville, NC	3/31/2025	6.82%	36,750	35,000	35,000	Monthly; I/O	4/9/2030
Multifamily	Grand Prairie, TX	2/21/2025	6.82%	46,000	45,420	45,420	Monthly; I/O	3/9/2030
Multifamily	Spring, TX	12/12/2024	7.22%	32,800	32,800	32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.17%	188,326	181,976	180,694	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.07%	88,000	88,000	87,713	Monthly; I/O	8/7/2029
Multifamily	New York, NY	6/27/2024	7.57%	20,000	20,000	19,923	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	6.85%	201,690	201,161	200,765	Quarterly; I/O	4/25/2026
Multifamily	Hayward, CA	11/30/2023	7.25%	185,050	167,015	166,248	Monthly; I/O	12/9/2028
				$1,043,996	$997,647	$994,838

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On September 30, 2025, the 30-day SOFR and 30-day SONIA were 4.1% and 4.0% per annum, respectively.
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

Summary of Portfolio

The following charts further describe the composition of our investments in loans based on fair value as of September 30, 2025:

Financing Activities

We finance the majority of our loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of September 30, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	6.09%	$600,000	$368,814	$231,186	$231,075	$352,993	6/21/2026	6/21/2029
MS-International Repurchase Agreement	6.15%	193,770	32,841	160,929	160,851	200,765	2/15/2029	2/15/2029
WF Repurchase Agreement	5.92%	250,000	93,318	156,682	156,144	233,417	6/21/2026	6/21/2029
MS US Repurchase Agreement	5.91%	250,000	74,540	175,460	175,294	207,663	7/25/2027	7/25/2029
		$1,293,770	$569,513	$724,257	$723,364	$994,838

_________________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On September 30, 2025, the 30-day SOFR and 30-day SONIA were 4.1% and 4.0% per annum, respectively.
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

On June 21, 2024, we entered into the WF Repurchase Agreement, with Wells Fargo, to finance the acquisition and origination by us of eligible investment assets as more particularly described in the WF Repurchase Agreement. The initial maturity date is September 21, 2026. The borrowing facility has up to three one-year extension options. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to us is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by us that borrow funds under the WF Repurchase Agreement.

On July 25, 2024, we entered into the MS-US Repurchase Agreement, with MSMCH, as administrative agent for Morgan Stanley, as a buyer, to finance the acquisition and origination by us of eligible investment assets as more particularly described in the MS-US Repurchase Agreement. The MS-US Repurchase Agreement provides for asset purchases by MSMCH on behalf of Morgan Stanley of up to $200.0 million, which was increased by amendment to $250.0 million in September 2025, as more particularly described in the MS-US Facility. The maturity date of the MS-US Facility is July 25, 2027, subject to a one (1) year extension at our option and, if such option is exercised, another one (1) year extension at our request subject to the consent of MSMCH, in each case, subject to satisfaction of certain customary conditions. Recourse to us is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by us that borrow funds under the MS-US Repurchase Agreement.

Results of Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		2025 vs. 2024
	2025	2024	$
Revenues
Interest income	$18,522	$12,629	$5,893
Other revenue	3,214	3,392	(178)
Total revenues	21,736	16,021	5,715
Expenses
Interest expense	11,668	7,824	3,844
General and administrative expenses	459	802	(343)
Financing fees	372	928	(556)
Management fees	—	478	(478)
Performance fees	1,283	560	723
Total expenses	13,782	10,592	3,190
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	1,622	(2,673)	4,295
Unrealized (loss) gain on secured financings, at fair value	(451)	132	(583)
Unrealized gain (loss) on derivative instruments, net	980	(1,628)	2,608
(Loss) gain on foreign currency translation	(894)	2,144	(3,038)
Total gains (losses) from operations and financing, net	1,257	(2,025)	3,282
Net income	$9,211	$3,404	$5,807

Revenues

During the three months ended September 30, 2025, revenues totaled approximately $21.7 million, and consisted of interest income of $18.5 million and other revenue of approximately $3.2 million. During the three months ended September 30, 2024, revenues totaled approximately $16.0 million, and consisted of interest income of $12.6 million and other revenues of approximately $3.4 million. The increase was primarily due to the larger loan portfolio, which resulted in an approximate $5.9 million increase in the interest income during the three months ended September 30, 2025, as compared to the same period ended September 30, 2024.

Expenses

During the three months ended September 30, 2025 and 2024, interest expense was approximately $11.7 million and $7.8 million, respectively. The approximate $3.8 million increase in interest expense was due to the larger debt balances outstanding related to the financing of the expanded loan investment portfolio, as described above. During the three months ended September 30, 2025 and 2024, financing fees totaled $0.4 million and $0.9 million, respectively, which were primarily comprised of commitment fees paid to lenders in association with our repurchase facilities. The $0.6 million decrease is primarily due to additional one-time costs incurred during the three months ended September 30, 2024, as a result of expanding the number of financing facilities available to us to finance loan origination activities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the three months ended September 30, 2025 and 2024, general and administrative expenses were approximately $0.5 million and $0.8 million, respectively, and the decrease is a result of a reduction in professional fee expense.

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the three months ended September 30, 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information. For the three months ended September 30, 2024, Management Fees were approximately $0.5 million.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the three months ended September 30, 2025 and 2024, Performance Fees were approximately $1.3 million and $0.6 million, respectively. The increase is primarily due to an increase in core earnings for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

During the three months ended September 30, 2025, the net gain from operations and financing increased approximately $3.3 million compared to the three months ended September 30, 2024. The increase is primarily due to unrealized gains on loans receivable, at fair value, of approximately $4.3 million, offset by unrealized losses on secured financings, at fair value, of approximately $0.6 million.

The following table sets forth information regarding our condensed consolidated results of operations for the nine months ended September 30, 2025 and 2024, respectively:

	For the Nine Months Ended September 30,		2025 vs. 2024
	2025	2024	$
Revenues
Interest income	$53,059	$25,528	$27,531
Other revenue	5,882	6,492	(610)
Total revenues	58,941	32,020	26,921
Expenses
Interest expense	34,069	15,184	18,885
General and administrative expenses	2,540	2,301	239
Financing fees	726	4,213	(3,487)
Management fees	—	889	(889)
Performance fees	2,482	688	1,794
Total expenses	39,817	23,275	16,542
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	3,547	(5,242)	8,789
Unrealized (loss) gain on secured financings, at fair value	(960)	1,864	(2,824)
Unrealized loss on derivative instruments, net	(2,535)	(2,102)	(433)
Gain on foreign currency translation	2,691	2,708	(17)
Total gains (losses) from operations and financing, net	2,743	(2,772)	5,515
Net income	$21,867	$5,973	$15,894

Revenues

During the nine months ended September 30, 2025, revenues totaled approximately $58.9 million, and consisted of interest income of $53.1 million and other revenue of $5.9 million. During the nine months ended September 30, 2024, revenues totaled approximately $32.0 million, and consisted of interest income of $25.5 million and other revenues of $6.5 million. The increase was primarily due to loan origination activity throughout the year ended December 31, 2024 and during the nine months ended September 30, 2025, which resulted in an $27.5 million increase in the interest income during the nine months ended September 30, 2025, as compared to September 30, 2024.

Expenses

During the nine months ended September 30, 2025 and 2024, interest expense was approximately $34.1 million and $15.2 million, respectively. The $18.9 million increase in interest expense was due to the larger debt balances outstanding required to finance the expanded loan investment portfolio, as described above.

During the nine months ended September 30, 2025 and 2024 financing fees totaled $0.7 million and $4.2 million, respectively. The approximate $3.5 million decrease is primarily due to additional one-time costs incurred on during the nine months ended September 30, 2024, as a result of expanding the number of financing facilities available to us to finance loan origination activities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the nine months ended September 30, 2025 and 2024, general and administrative expenses remained consistent and were approximately $2.5 million and $2.3 million, respectively.

For the nine months ended September 30, 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information. For the nine months ended September 30, 2024, Management Fees were approximately $0.9 million.

For the nine months ended September 30, 2025 and 2024, Performance Fees were approximately $2.5 million and $0.7 million, respectively. The increase is primarily due to an increase in core earnings for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, the net gain from operations and financing increased approximately $5.5 million. The increase is primarily due to unrealized gains on loans receivable, at fair value, of approximately $8.8 million, offset by unrealized losses on secured financings, at fair value, of approximately $2.8 million.

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

Further, Starwood Capital has agreed to hold all of the Class E shares it receives in connection with the Initial Capitalization until, (i) with respect to the Class E shares issued in respect of the initial $125 million of its commitment, the earlier of (a) the first date that our NAV reaches $1 billion and (b) December 1, 2025, (ii) with respect to the Class E shares issued in respect of Starwood Capital’s commitment in excess of $125 million, but not greater than $150 million, at least December 1, 2025 and (iii) with respect to any remaining Class E shares (representing purchases exceeding $150 million), at any time following December 1, 2023. We may issue additional Class E shares to Starwood Capital in connection with our acquisition of additional assets in the future. As of September 30, 2025, Starwood Capital has purchased $31.5 million in our Class E shares.

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

We will seek to enter into additional bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2025, we have established multiple loan repurchase facilities. We have pledged various loans as collateral and, based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, is permitted to borrow as much as $569.5 million. As of September 30, 2025, we had $724.3 million in outstanding debt. Refer to Note 3 – “Loans Receivable, at fair value” and Note 4 – “Secured financings, at fair value” for further information.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. The following table summarizes amounts available under these sources as of September 30, 2025 (dollars in thousands):

September 30, 2025
Cash and cash equivalents	$6,391
Available borrowings on undrawn repurchase agreements	569,513
Total available liquidity and capital resources(1)(2)	$575,904

__________________

(1)
Excludes a $118.5 million undrawn equity commitment by Starwood Capital.
(2)
Excludes the $200.0 million undrawn CalSTRS Commitment.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (dollars in thousands):

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$20,630	$13,225
Net cash used in investing activities	(149,202)	(639,537)
Net cash provided by financing activities	128,956	628,060
Effect of exchange rate changes on cash	(64)	259
Net increase in cash and cash equivalents	$320	$2,007

Cash flows provided by operating activities increased by approximately $7.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in loan origination and overall investment activity throughout the year ended December 31, 2024 and during the nine months ended September 30, 2025. Cash flows provided by operating activities of $20.6 million during the nine months ended September 30, 2025, were primarily due to interest income and origination fees earned on the loan receivables held during the period.

Cash flows used in investing activities decreased by approximately $490.3 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to loan originations and future fundings of $332.7 million during the nine months ended September 30, 2025 compared to $639.5 million of loan originations and future fundings during the nine months ended September 30, 2024. Cash flows used in investing activities also decreased by $183.5 million as a result of loan repayments during the nine months ended September 30, 2025.

Cash flows provided by financing activities decreased by approximately $499.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a decrease of $393.8 million in net borrowings on our secured financing lines and a $98.8 million decrease in net proceeds from the issuance of our common shares.

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

The following table provides a breakdown of the major components of our total NAV as of September 30, 2025 (dollars in thousands, except for share amount):

Components of NAV	September 30, 2025
Loans receivable, at fair value	$994,838
Cash and cash equivalents - unrestricted	6,391
Restricted cash	5,310
Other assets(1)	6,750
Secured financings, at fair value	(723,364)
Other liabilities	(6,969)
Subscriptions received in advance	(5,310)
Distributions payable	(1,996)
Due to advisor (Management and Performance Fees)	(1,283)
Accrued shareholder servicing fees(2)	(97)
Net asset value	$274,270
Number of outstanding shares (all classes)	13,416

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

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet to our NAV (dollars in thousands):

Reconciliation of Shareholders’ Equity and Redeemable Common Shares to NAV	September 30, 2025
Shareholders' equity and redeemable common shares	$256,301
Adjustments:
Organization expenses and offering costs advanced by Advisor(1)	3,232
Operating expenses advanced by Advisor(2)	4,431
Accrued shareholder service fee(3)	9,350
Unamortized debt facility costs(4)	956
NAV	$274,270

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

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2025 (dollars and shares in thousands, except for per share data):

NAV Per Share	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$138,599	$99,944	$35,727	$274,270
Number of outstanding shares	6,811	4,914	1,691	13,416
NAV Per Share as of September 30, 2025	$20.35	$20.34	$21.13

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three business days after month-end. Each class of our common shares received the same gross distribution per share, which was in aggregate $1.3368 per share during the nine months ended September 30, 2025. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager.

The table below details the net distribution for each of our share classes for the nine months ended September 30, 2025:

Record Date	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2025	$0.1191	$0.1336	$0.1336
February 28, 2025	0.1205	0.1336	0.1336
March 31, 2025	0.1191	0.1336	0.1336
April 30, 2025	0.1419	0.1560	0.1560
May 31, 2025	0.1415	0.1560	0.1560
June 30, 2025	0.1419	0.1560	0.1560
July 31, 2025	0.1414	0.1560	0.1560
August 31, 2025	0.1414	0.1560	0.1560
September 30, 2025	0.1418	0.1560	0.1560
Total	$1.2086	$1.3368	$1.3368

The following table summarizes our distributions declared during the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
	Amount	%	Amount	%
Distributions
Payable in cash	$7,900	51%	$4,015	55%
Reinvested in shares	7,742	49%	3,345	45%
Total distributions	$15,642	100%	$7,360	100%

Sources of Distributions
Cash flows from operating activities(1)	$15,642	100%	$7,360	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$15,642	100%	$7,360	100%

Total cash flows from operating activities	$20,630		$13,225

__________

(1)
As of September 30, 2025, our inception to date cash flows from operating activities funded 100% of our distributions.

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

Subsequent Events

Capital Raise Activity

During the period from October 1, 2025 through November 13, 2025, we issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class I Common Shares	496,970	$10,110	36,810	$749
Class S Common Shares	309,857	6,368	60,352	1,229
Class E Common Shares	2,368	50	329	7
Total	809,195	$16,528	97,491	$1,985

Investment Activity

During the period from October 1, 2025 through November 13, 2025, we originated two commercial real estate loan with a total outstanding principal amount of $105.0 million and a total loan amount of $105.0 million. The loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 6.4% based on the interest rate in effect at origination.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2025, we were not subject to any material legal proceedings.

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

The below table details the common shares sold in the offering (primary and DRIP) during the three months ended September 30, 2025 (dollars in thousands except share amounts):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration (4)
	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
July 1, 2025(1)	212,571	86,342	2,570	$6,115
August 1, 2025(2)	169,433	60,550	164	4,677
September 1, 2025(3)	244,298	129,622	165	7,603
Total	626,302	276,514	2,899	$18,395

__________________

(1)
Includes 28,029 Class S shares, 17,118 Class I shares and 163 Class E shares issued on July 1, 2025, pursuant to our DRIP.
(2)
Includes 28,743 Class S shares, 17,572 Class I shares and 164 Class E shares issued on August 1, 2025, pursuant to our DRIP.
(3)
Includes 29,283 Class S shares, 17,811 Class I shares and 165 Class E shares issued on September 1, 2025, pursuant to our DRIP.
(4)
Includes upfront selling commissions and dealer manager fees for Class S Common Shares of $0.1 million.

Share Repurchase Plan

We have adopted a share repurchase plan whereby shareholders may request on a quarterly basis that we repurchase all or any portion of their shares. We commenced our share repurchase plan with the calendar quarter ended March 31, 2024, which was the first full calendar quarter following the initial closing of the continuous private offering. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular calendar quarter, in our discretion, subject to any limitations in the share repurchase plan.

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

The table below sets forth common share repurchases by us during the three months ended September 30, 2025, under the share repurchase plan:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average Purchase	as Part of Publicly	Be Repurchased Pursuant to
	of Common Shares	Price Paid	Announced Plans	Publicly Announced
Repurchase Date:	Repurchased (1)	per Share	or Programs(1)	Plans or Programs (1)
July 2025	305,075	$20.15	305,075	—
August 2025	—	—	—	—
September 2025	—	—	—	—
Total	305,075	$20.15	305,075	—

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
10.1

Subscription Agreement, dated July 17, 2025, by and between the Company and California State Teachers’ Retirement System (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2025 and incorporated by reference herein)

10.2*

First Amendment to the Master Repurchase and Securities Contract Agreement, dated September 19, 2025, by and among SCREDIT Mortgage Funding Sub-3, LLC, as Seller, SCREDIT Mortgage Funding Sub-3-T, LLC, as Seller, and Morgan Stanley Bank, N.A., as Purchaser

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
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: November 13, 2025
By: /s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2025	By:/s/ Joseph Nieto
Name: Joseph Nieto
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)