Form 10-K
period 2025-12-31
Starwood Credit Real Estate Income Trust
filed 2026-03-23
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 23, 2026, the registrant had the following shares outstanding: 7,897,022 shares of Class S common shares, 1,737,461 shares of Class E common shares, and 8,142,483 shares of Class I common shares. There are no outstanding shares of Class T common shares or Class D common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Form 10-K

Year Ended December 31, 2025

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

PART I

Item 1. Business.

The following description of our business should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2025. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Item 1A.- Risk Factors” and elsewhere in this Annual Report on Form 10‑K.

References in this Annual Report on Form 10‑K to “we,” “our,” “us,” or the “Company” or the “Trust” refer to Starwood Credit Real Estate Income Trust and its subsidiaries.

General Description of Business Operations

We are a Maryland statutory trust formed on June 28, 2023, and we have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023. We are externally managed by our investment advisor, Starwood Credit Advisors, L.L.C. (“Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls, or is under common control with Starwood Holdings, and any of their respective predecessor entities, “Starwood Capital” or the “Sponsor”). Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $90 billion of capital and currently has over approximately $125 billion of assets under management. Over the past 34 years, Starwood Capital has invested in excess of $265 billion of assets, including properties within every major real estate asset class.

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

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of March 23, 2026, we had received gross proceeds of approximately $349.2 million ($347.7 million, net of commissions), from the sale of our common shares through our private offering. We have primarily used the net proceeds to make investments in CRE debt investments and real estate-related securities. We intend to continue selling our common shares on a monthly basis through our continuous, blind pool private offering.

As of December 31, 2025, we operated as one reportable business segment.

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
•
reduce downside risk through conservative loan-to-value ratios against high quality real assets with meaningful borrower equity or implied equity; and
•
provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to CRE debt with lower volatility than publicly-traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

We may not achieve our investment objectives. See “Item 1A. Risk Factors.”

Investment Strategy

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans are primarily secured by properties located in U.S. and European markets and include multifamily, industrial and select other CRE asset classes, such as student housing, senior housing, and self-storage.

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

After we have raised substantial proceeds in our continuous, blind pool private offering and acquired a diversified portfolio of investments (the “Ramp-Up Period”), our target leverage ratio will be 60% to 75% on a portfolio-wide basis. Our leverage ratio is measured by dividing (i) the aggregate principal amount of our outstanding indebtedness (including both entity-level and investment-level debt), by (ii) the gross asset value of our investments (measured using the greater of fair market value and cost). For purposes of calculating our leverage, we exclude any senior portions of investments that are sold to, or held by, third party lenders to achieve “structural leverage,” where we retain a mezzanine or other subordinate investment that is unencumbered and not otherwise pledged as collateral for borrowed money.

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

Competition

We face competition from various entities for investment opportunities, including other REITs (both non-traded / private REITs and publicly-traded REITs), pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, Other Starwood Accounts, with investment strategies that overlap with ours may be allocated investment opportunities, which the Advisor and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with Starwood Capital’s prevailing policies and procedures.

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

The Company has formed wholly-owned subsidiaries to function as TRSs and has filed TRS elections, together with such subsidiaries, with the Internal Revenue Service (the “IRS”) during the year ended December 31, 2025. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. TRSs are subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized.

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

We have a limited operating history and we may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Advisor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our common shares may entail more risk than an investment in a REIT with a substantial operating history.

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

In addition, we offer no assurance that Starwood Credit Advisors, L.L.C. will remain the Advisor or that we will continue to have access to Starwood Capital’s officers and key personnel. In particular, the loss of the services of Mr. Barry S. Sternlicht, Starwood Capital’s founder, could adversely affect our performance. If the Advisory Agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.

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

Our board of trustees has approved very broad investment guidelines with which we must comply, but these investment guidelines provide the Advisor with broad discretion and can be changed by the approval of a majority of our board of trustees. As the market evolves, we may, with the approval of a majority of our board of trustees, change our business, investment, leverage and financing strategies without a vote of, or notice to, our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this filing. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we use leverage at times and in amounts deemed prudent by our management in its discretion, subject to the oversight of our board of trustees, and the decision of what amount of leverage is prudent is not subject to shareholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition and results of operations.

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

We may choose to repurchase fewer common shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer common shares than have been requested to be repurchased due to, among other reasons, in the discretion of our board of trustees, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in additional assets is a better use of our capital than repurchasing our common shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased common shares) is limited, in any calendar quarter, to common shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month). Starwood Capital is the sponsor of other investment programs that include similar limitations on share repurchases, which have in the past been, and may in the future be, exceeded, resulting in such program’s repurchase of shares on a pro rata basis. For example, in accordance with the terms of its share repurchase plan, Starwood Real Estate Income Trust, Inc. (“SREIT”), a non-traded equity REIT sponsored by Starwood Capital, began pro rating repurchase requests in November 2022. In addition, in June 2025, SREIT amended its share repurchase plan to limit share repurchases to 0.5% of NAV per month and 1.5% of NAV per quarter. In such case, SREIT accepted repurchase requests from each investor up to the repurchase limitations included in its share repurchase plan, as amended from time to time. Additionally, SREIT has been fully repurchasing shares from any account with less than $500 remaining so many investors have received all of their money back.

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

The vast majority of our assets will consist of investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in the judgment of our board of trustees, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in CRE debt or other illiquid investments rather than repurchasing our common shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all. As a result, your ability to have your common shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities—Share Repurchase Plan.”

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

Various social and political tensions around the world have contributed, and may in the future continue to contribute, to increased market volatility, may have significant, adverse long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the private investment fund industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by various jurisdictions. For example, in U.S., the current presidential administration has made, and has stated its intention to continue to make, governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers, and certain countries subject to those changes have imposed or expressed an intent to impose, similar measures in return. Outside the U.S., ongoing wars in the Middle East and Ukraine have further contributed to global economic uncertainty and volatility in the global financial markets. It is impossible to predict what, if any, changes in the regulations applicable to the Company, the Advisor or the Sponsor, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Company.

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

We commenced paying distributions in December 2023 and have paid distributions each month since such date. Any distributions we make will be at the discretion of our board of trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our investments may not generate sufficient income to make distributions to our shareholders. Our board of trustees (or a committee of our board of trustees) will make determinations regarding distributions based upon, among other factors, our financial performance (which in a large part will depend on our borrowers’ ability to continue to pay principal and interest payments to us under the terms of our loans), debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:

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

Newly originated or acquired loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the Advisor will value each such loan at fair market value, subject to the review and confirmation of reasonableness by the independent valuation advisor (the “Independent Valuation Advisor”). In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by the Advisor, subject to the review and confirmation of the reasonableness by the Independent Valuation Advisor. Our publicly-traded real estate-related assets that are not restricted as to salability or transferability will generally be valued by the Advisor monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Advisor at the acquisition price and thereafter will be revalued monthly at fair value, subject to the review and confirmation of reasonableness by the Independent Valuation Advisor. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Our liquid non-real estate-related assets, including credit rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued monthly by the Advisor based on market quotations or at fair value determined in accordance with U.S. GAAP.

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

As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Under our Declaration of Trust, subject to certain exceptions, shareholders generally are only entitled to vote at a duly held meeting at which a quorum is present only on (1) amendments to our Declaration of Trust that would materially and adversely affect the contract rights of outstanding shares subject to certain exceptions provided in our Declaration of Trust, (2) other than in connection with the Trust conducting a public offering as a non-listed real estate investment trust, a merger, consolidation, conversion (other than a Conversion Event), statutory exchange or transfer of all or substantially all of our assets as provided in our Declaration of Trust, (3) removal of a trustee for cause and the election of a successor trustee to the extent provided in our Declaration of Trust, (4) the dissolution of the Company to the extent specifically provided by the terms of any class or series of common shares or preferred shares as set forth in our Declaration of Trust, (5) in the event that there are no trustees, the election of trustees and (6) such other matters that our board of trustees has submitted to our shareholders for approval or ratification.

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

Holders of our common shares do not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, including an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, and an unlimited number of shares classified as Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. Our board of trustees may elect, without shareholder approval, to, among other things,: (1) sell additional common shares in our private offering or any future offering; (2) issue common shares upon the exercise of the options we may grant to our independent trustees or future employees; (3) issue common shares to the Advisor, or its successor or assign, in payment of an outstanding obligation to pay fees for services rendered to us or for the Management Fee or Performance Fee or expense reimbursements; or (4) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional common shares in the future, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our common shares.

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

We rely heavily on our and Starwood Capital’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. The risk of cybersecurity incidents may additionally be heightened by the increased prevalence and use of artificial intelligence and machine-learning technology. Attacks on Starwood Capital and its affiliates and their portfolio entities and service providers’ systems could involve and, in some instances, have in the past involved attempted attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses or other malicious code.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Starwood Capital, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruptions from cyber security breaches, computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cybersecurity threats Starwood Capital faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Starwood Capital because Starwood Capital holds a significant amount of confidential and sensitive information about its investors, its portfolio entities and potential investments. As a result, Starwood Capital may face a heightened risk of a cybersecurity breach or disruption with respect to this information. If successful, these types of attacks on Starwood Capital’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Starwood Capital takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although Starwood Capital has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Starwood Capital does not control cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Starwood Capital, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Starwood Capital’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Starwood Capital and portfolio entities. We, Starwood Capital or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”). Starwood Capital has taken meaningful steps to integrate AI into its business operations and continues to expand its use across the firm. The Company has deployed enterprise-scale large language model platforms firm-wide, enabling employees to leverage AI for research, analysis, drafting, and operational workflows. While Starwood Capital has made and expects to continue making investments in AI capabilities, the full impact of these evolving technologies on our industry or business cannot be fully determined at this time, and there can be no assurance that such investments will yield expected efficiencies or competitive advantages.

Finally, we depend on Starwood Capital’s headquarters in Miami Beach, Florida and its offices in Greenwich, Connecticut for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Starwood Capital’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

We leverage the diverse strength of the Advisor’s knowledge-base in enhancing its investment expertise across regions, sectors and individual companies and believes that this information advantage is a key competitive strength. However, the sharing of information is subject to law and Starwood Capital’s policies regarding access to and the sharing of confidential information, and the perceived benefit to the Company of such information sharing might be reduced and/or eliminated if, as a result of Starwood Capital’s policies or any applicable legal, tax, regulatory, commercial, contractual, operational or other considerations, the sharing of information is restricted and/or prevented.

Risks Related to Our Investments

Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt instruments relating to CRE assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America and Europe in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, climate-related risks, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, outbreak of wars and military conflicts, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. This risk may be magnified in the case of the more recent conflicts (including ongoing conflicts in the Middle East and Ukraine). In addition, recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.

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

Furthermore the market values of our assets are subject to fluctuations arising from a variety of factors that are inherently unpredictable, including, among others, changes in interest rates, shifts in credit spreads, prevailing economic conditions, developments in the real estate and financial markets, and domestic or international economic and political events. Market disruptions of this nature can result in significantly reduced transaction volumes across all or large portions of the asset classes in which we operate, and may simultaneously constrain the availability of both short-term and long-term debt and equity financing. Reduced liquidity in real estate or real estate-related investments and a lack of observable market data may impede our ability to sell assets or to determine their fair values. Consequently, we may be unable to dispose of certain investments, or may only be able to sell them at prices materially below their previously recorded fair values. In addition, during such market conditions, we cannot assure that our borrowing facilities or other sources of leverage will remain available or, if available, will remain on terms acceptable to us. Further, declines in the market value of our assets could require us to post additional collateral to lenders or to liquidate assets at times that are not advantageous. In periods of severe market disruption, a lack of market for specific assets may occur, restricting our ability to sell investments for an indefinite period. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Before making investments for us, the Advisor conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Advisor may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, sustainability, legal, and regulatory and macroeconomic trends. With respect to sustainability, the nature and scope of the Advisor’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Advisor or a third-party sustainability specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. The Advisor’s loss estimates may not prove accurate, as actual results may vary from estimates. If the Advisor underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Moreover, investment analyses and decisions by the Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Advisor at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Further, some matters covered by the Advisor’s diligence, such as sustainability, are continuously evolving and the Advisor may not accurately or fully anticipate such evolution. For instance, the Advisor’s sustainability framework does not represent a universally recognized standard for assessing sustainability considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. There has also been recent regulatory focus on the marketing of socially conscious investment strategies and the methodology used to evaluate sustainability, which has resulted in fines and penalties related to insufficient assessment processes around the marketing of investments marketed as sustainability. Therefore, it may be the case that the Advisor may not possess complete knowledge of all circumstances that may adversely affect such investment.

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

Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. Inflation in the United States remained elevated throughout 2025 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United Sates or other economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

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

Some of our portfolio investments are in the form of positions or securities that are not publicly-traded. The fair value of securities and other investments that are not publicly-traded may not be readily determinable. In accordance with our valuation guidelines, some of our portfolio investments for which no secondary market exists will be valued based on, among other factors, consideration of unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common shares could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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
•
natural disasters (fire, drought, flood, earthquake, and pandemics);
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

The ongoing operation of a project underlying any of our infrastructure loans involves risks that include, among other things, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or other events outside of our control, including force majeure events. In addition to natural risks such as earthquakes, floods, droughts, lightning, wildfires, hurricanes, wind, global climate change and pandemics, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of a project, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues. These such events may not be insurable by us or by the applicable borrowers, on reasonable term or at all. To the extent there is insurance, warranties from vendors and obligations of contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience equipment breakdown or non-performance by contractors or vendors. A project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on the project company’s ability to repay the loan, which could result in its default. A default on one or more of the infrastructure loans could have a material adverse effect on our business, financial condition and results of operations.

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

We will face risks associated with hedging transactions.

Subject to limitations required to maintain our qualification as a REIT, we may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivative and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivative and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and the Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We invest in derivatives, which involve numerous risks” below.

We invest in derivatives, which involve numerous risks.

Subject to any limitations required to maintain our qualification as a REIT, we may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Advisor. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives is subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

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

Risks Related to Debt Financing

We have incurred significant leverage.

Our investments involve significant amounts of indebtedness. While we intend to target a leverage ratio of approximately 60% to 75%, during the Ramp-Up Period and/or times of increased investment and capital market activity, we may employ greater leverage to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may in the future procure financing from the Advisor or its affiliates; provided, that any such financing will be approved by a majority our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to be used to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous private offering, to fund debt investments or for any other corporate purpose.

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

We use repurchase agreements to finance our investments, which expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.

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

Certain investors may enter into side letters with us or the Advisor, which may provide for different terms for their investment in the Company.

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

Our shareholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Advisor or its affiliates that may participate in the same investments as us. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring financing, tax profile and timing of disposition of investments. The Advisor may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) shareholders than for other shareholders. In addition, we may make investments that may have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring investments appropriate for us, the Advisor considers our investment and tax objectives (including our qualification as a REIT) and those of our shareholders (and those of investors in other investment vehicles managed or advised by the Advisor or its affiliate) as a whole, and not the investment, tax or other objectives of any shareholders individually.

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

We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2023. We do not intend to request a ruling from the IRS that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

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

Dividends paid by C corporations to domestic shareholders that are individuals, trusts and estates currently are generally taxed at a maximum U.S. federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividends income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. shareholders.

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

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Additionally, 100 or more persons must beneficially own our shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our Declaration of Trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Our Declaration of Trust also provides that, unless exempted by our board of trustees prospectively or retroactively, no person may own more than 9.9% by value or number of shares, whichever is more restrictive, of our outstanding common shares or 9.9% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series. Our board of trustees may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular shareholder if the shareholder’s ownership in excess of the ownership limits would not result in our being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our Company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, any domestic taxable REIT subsidiaries (“TRSs”) we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our shareholders.

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

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, as well as shares of another REIT. The remainder of our investment in securities (other than government securities, qualified real estate assets or securities of a TRS of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will generally be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets or securities of a TRS of ours) can consist of the securities of any one issuer, no more than 25% of the value of our total securities can be represented by stock and securities of one or more TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions could adversely affect our ability to qualify as a REIT.

We have entered into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

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

We may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, we would be taxed at the highest U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to shareholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common shares owned by “disqualified organizations” are held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the common shares held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A regulated investment company (“RIC”) or other pass-through entity owning our common shares in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

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

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools and the allocation of “excess inclusion income”, (2) we are a “pension-held REIT,” (3) a U.S. tax-exempt shareholder has incurred debt to purchase or hold our common shares, or (4) any residual real estate mortgage investment conduit (“REMIC”) interests we hold or any of our qualified REIT subsidiaries that is treated as a taxable mortgage pool generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt shareholder and, in the case of condition (3), gains realized on the sale of common shares by such tax-exempt shareholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 25% limitation or avoid the application of the 100% excise tax, each as discussed above.

Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% real estate asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.

To qualify as a REIT for U.S. federal income tax purposes, we must comply with certain asset and gross income qualification requirements. Because of these REIT qualification requirements, our ability to acquire certain financial assets such as asset-backed securities, or ABS, will be limited, or we may be required to make such investments through a TRS. In the event that we were to make such an investment through a domestic TRS, any income or gain from such ABS would generally be subject to U.S. federal, state and local corporate income tax, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders. Our ability to make such investments through a TRS is limited, however, because of the REIT qualification requirement that no more than 25% of the value of our total assets can be comprised of stock and securities held by us in TRSs, and that 75% of our gross income must come from certain specified real estate sources.

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

Rules enacted as part of the Tax Cuts and Jobs Act of 2017 and the One Big Beautiful Bill Act of 2025 may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income is its taxable income computed without regard to non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”, depreciation or amortization. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

There are special considerations that apply to investing in our common shares on behalf of a “benefit plan investor” within the meaning of ERISA (a “Benefit Plan Investor”) and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”) including a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plan or trust, an individual retirement account (“IRA”) and a “Keogh” plan, that are subject to Title I of ERISA and/or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common shares, you should satisfy yourself, to the extent applicable, among other matters that:

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

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor. In this regard, we may elect to operate the Company as a “venture capital operating company” (“VCOC”) within the meaning of the Plan Asset Regulations. Operating the Company as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments. Such rights could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors. In this regard, the Company may designate a director to serve on the board of directors of one or more portfolio entities. The designation of directors and other measures contemplated could expose our assets to claims by a portfolio entity, its security holders, and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. In addition, because the Company may be operated in a manner intended to qualify the Company as a VCOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments and the Company could be required to liquidate investments at a disadvantageous time, resulting in lower proceeds to the Company than might have been the case without the need for such compliance.

If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA, that may lead to our being subject to certain ERISA and Code requirements.

As noted above, we intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor. If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Advisor and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a Benefit Plan Investor who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisor. With respect to an IRA that invests in the Company, the occurrence of a non-exempt prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

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

We may be affected by the impact of a number of sustainability factors, also referred to as sustainability factors, on real estate assets securing or related to loans originated by us or other investments in which we participate (“sustainability risks”). The reach of sustainability themes may be broad and this subsection is therefore not an exhaustive list of all risks related to sustainability factors which could have a negative impact (whether or not material) on the value of an underlying or related real estate asset and therefore adversely impact our returns.

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

Prospective investors should consider the adverse impacts that our investments may have on sustainability themes: the failure to support assets that advance sustainability themes and/or mitigate material physical climate and transition risks, may result in a number of negative fallouts ranging from reputational damages and, in some circumstances, fines and direct economic consequences from sustainability related regulatory requirements that range from energy performance standards to mandatory disclosure.

We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key sustainability targets or make misleading statements with respect to sustainability related objectives. In the event a counter-party of ours, or the real estate securing an investment of ours, uses manipulation or misinformation to bolster its sustainability claims, we could be negatively impacted through no fault of our own.

In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Advisor may consider certain sustainability factors. We may forego particular investments that do not meet certain sustainability criteria or present material sustainability risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended sustainability outcomes.

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

Sustainability matters have been the subject of increased focus by advocacy groups, government agencies and the general public, and new regulatory initiatives related to sustainability that are applicable to us could expand the nature, scope, and complexity of matters that we are required to manage, assess and report and could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. Further, as a result of these legislative and regulatory initiatives, we may, for the first time, be required to provide additional disclosure to investors in our public filings with respect to sustainability matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, we or the Advisor may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect our operations.

Additionally, we could be criticized for the scope or nature of our sustainability initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such sustainability matters or if we fail to achieve progress with respect to our goals within the scope of sustainability on a timely basis, or at all, or if we or our tenants fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, shareholders may differ in their views of whether or how sustainability matters should be addressed and, as a result, we may invest in, or manage, our investments in a manner that does not reflect the beliefs and values of any particular investor which may be perceived negatively by at least some shareholders and adversely impact our reputation and business. Anti-sustainability sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-sustainability” policies or legislation, or issued related legal opinions. If we do not successfully manage sustainability-related expectations across these varied shareholder interests, it could erode shareholder trust, impact our reputation, and constrain our acquisition and capital raising opportunities.

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

The Trump administration has furthered its intention to implement significant changes to the size of the federal government and to various other government policies. The potential downsizing of the federal government workforce and shutting down or defunding of certain government agencies (or offices thereof), including of federal agencies tasked with protecting investors, could introduce market instability, reduce investor confidence, and weaken investor protection. Moreover, the Trump administration’s signaled changes to government policy with respect to tax, immigration, labor, infrastructure, energy, education, business regulations (including U.S. anti-corruption policies), international relations, and international economic development could create uncertainty and volatility for us and our investments. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect us, our investments, or their respective financial performance. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect the financial performance of the Company and its investments. However, while certain countries may agree to trade deals to address disputes with other countries, certain trade disputes may remain unresolved, which can be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international or domestic markets, trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). While certain disputes have had negative economic consequences on U.S. markets, if trade-related issues persist, including as a result of geo-political tensions, to the extent that this trade dispute escalates into a “trade war” between the U.S. and one or more countries, including China, there could be additional significant impacts on the industries in which we participate.

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, have had, and may continue to have in the future, a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As a company externally managed by the Advisor, we rely on Starwood Capital’s information technology (“IT”) systems, including data hosting facilities and other hardware and software platforms, some of which are hosted by third-party service providers, to assist in conducting our businesses. Starwood Capital’s IT systems, like those of most companies, may be vulnerable to certain cybersecurity threats such as ransomware, interruption of services, data breaches, or any other cybersecurity incidents, or a series of related cybersecurity incidents, that could adversely impact our financial condition, results of operations, cash flows or business strategy, including our ability to operate core business functions. In the last fiscal year, Starwood Capital continually monitored the cybersecurity risk landscape and did not experience any cybersecurity breaches, including malware and computer virus attacks that have materially affected, or are reasonably likely to materially affect our financial condition, results of operations, cash flows, or business strategy. For more information on our cybersecurity-related risks, see Part I, “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Starwood Capital considers cybersecurity risks, along with other top risks, within its Enterprise Risk Management (“ERM”) framework. The ERM framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. Starwood Capital has implemented a cybersecurity program that employs various controls and activities aimed at identifying, protecting against, detecting, and responding to cybersecurity threats. These controls and activities include hardware and software inventory tracking, endpoint protection, and network security measures to safeguard our assets from unauthorized access and attacks. Starwood Capital prioritizes data protection through access management designed to permit access only by authorized personnel. Starwood Capital’s cybersecurity incident response plan, integrated into the ERM framework, outlines a structured process for handling information security incidents involving assets or data. It guides Starwood Capital’s cybersecurity incident response team in containing, eradicating, and recovering from incidents while minimizing damage and disruption. The plan includes a clearly defined notification framework ensuring timely communication with business and management teams based on the incident’s severity and potential impact. Additionally, Starwood Capital maintains a cybersecurity insurance policy to mitigate risks associated with cybersecurity incidents. The cybersecurity insurance policy covers both our company and other Starwood Capital affiliates. In addition to its in-house cybersecurity capabilities, at times Starwood Capital also engages third parties to assist with assessing, identifying, and managing cybersecurity risks.

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

Further, Starwood Capital utilizes on-premises and cloud-based security solutions, with real-time monitoring provided by specialized managed third-party security service providers. These third parties collect events generated by critical systems in real-time, filter non-security events, and then correlate the information using security data analytical engines so that personnel of Starwood Capital can identify and analyze threats. With respect to the software platforms that are hosted by third parties, Starwood Capital utilizes an external vendor risk management platform to evaluate, rate, monitor and track vendor risk. The security practices and processes of our third-party service providers are monitored regularly. For any hosted applications, Starwood Capital inquires if the vendor issues a System and Organization Controls (“SOC”) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, Starwood Capital takes additional steps to assess its cybersecurity preparedness and assess the relationship on that basis. Starwood Capital’s assessment of risks associated with the use of third party service providers is part of Starwood Capital’s overall cybersecurity risk management framework.

Governance

Our board of trustees is ultimately responsible for the oversight of risks from cybersecurity threats and has delegated responsibility for such oversight of cybersecurity matters to the audit committee. The audit committee receives updates from the Advisor on our cybersecurity program as needed, including measures taken to address cybersecurity risks and significant cybersecurity incidents.

Starwood Capital’s Chief Technology Officer leads the overall cybersecurity function and is responsible for developing and implementing Starwood Capital’s Information Security Program, overseeing cybersecurity strategy, and managing responses to cybersecurity threats. The Chief Technology Officer has extensive experience in technology leadership and cybersecurity oversight within financial services organizations. The IT security team includes personnel with cybersecurity certifications and experience in information security, risk management, incident response, and security operations. In addition, Starwood Capital engages third-party cybersecurity firms to supplement its in-house capabilities.

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

The purchase price per share of each class is equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any Performance Fee (as defined below) and the deduction of any ongoing service fees specifically applicable to such class of shares). See “—Net Asset Value Calculation and Valuation Guidelines” for more information about the calculation of NAV per share.

The following table presents our monthly NAV per share for each of the three classes of shares for the year ended December 31, 2025:

	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2025	$20.0803	$20.0556	$20.5765
February 28, 2025	20.1042	20.0853	20.2680
March 31, 2025	20.1440	20.1238	20.6956
April 30, 2025	20.1435	20.1336	20.7484
May 31, 2025	20.1580	20.1449	20.7749
June 30, 2025	20.1719	20.1495	20.8019
July 31, 2025	20.1846	20.1680	20.8619
August 31, 2025	20.3675	20.3542	21.1129
September 30, 2025	20.3486	20.3390	21.1295
October 31, 2025	20.3764	20.3660	21.1916
November 30, 2025	20.3780	20.3538	21.2191
December 31, 2025	20.2147	20.1665	21.0775

Holders

As of March 15, 2026, there were 840 holders of record of the Company’s Class S common shares, 468 holders of record of the Company’s Class I common shares, and 14 holders of record of the Company’s Class E common shares. Three of the holders of record of Common E Shares are trustees. Three of these five trustees are independent trustees that received restricted common shares granted as part of their compensation for serving as independent trustees, and one independent trustee and one affiliated trustee also acquired Class E common shares.

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

Valuation of Investments

CRE Loans and Other Real Asset Loans

The fair market value of our CRE loans and other real asset loan investments is determined by the Advisor on a monthly basis. Newly originated or acquired loan investments are initially valued at par in the month that they are closed, which is intended to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the Independent Valuation Advisor reviews and confirms the reasonableness of the Advisor’s valuation of each of our CRE loans and other real asset loan investments. Valuations of CRE loan and other real asset loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are determined by discounting the future contractual cash flows to present value using a current market interest rate or spread.

The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

Valuation of Collateral

For CRE loans and other real asset loan investments, an appraisal is completed by an independent appraisal firm prior to the closing of each transaction. Appraised values of property collateral are based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors. The Advisor may choose to obtain an updated third party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.

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

Publicly-Traded Real Estate-Related Assets

Publicly-traded real estate-related assets that are not restricted as to salability or transferability are generally valued by the Advisor monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. GAAP. Market quotations may be obtained from third-party pricing service providers or broker-dealers. When reliable market quotations are available from multiple sources, the Advisor uses commercially reasonable efforts to use two or more quotations and will typically value the assets based on the average of the quotations obtained. U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value is determined in good faith by the Advisor. The Advisor may adjust the value of public debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.

Private Real Estate-Related Assets

Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, is initially valued by the Advisor at the acquisition price and thereafter will be revalued monthly at fair value. Each month, the Independent Valuation Advisor reviews and confirm the reasonableness of those valuations. The fair value of real estate-related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.

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

Valuation of Liquid Non-Real Estate-Related Assets

Liquid non-real estate-related assets include credit rated government debt securities, corporate debt securities, cash and cash equivalents. Liquid non-real estate-related assets are valued monthly by the Advisor based on market quotations or at fair value determined in accordance with U.S. GAAP.

Valuation of Liabilities

The fair market value of any of our future facility liabilities are determined by the Advisor on a monthly basis, which will be used in calculating our NAV. New facility liabilities are initially be valued at par, which is expected to represent fair value at that time. For the purpose of the facility debt valuation, “par”, on the date of the initial borrowing, is equal to the unpaid principal balance. Each month thereafter, the Independent Valuation Advisor reviews and confirms the reasonableness of the valuations of each facility liability that will be used in calculating NAV. Any changes to the fair value of facility liabilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.

The fair value of any financing liabilities are generally measured using our valuation guidelines discussed above.

In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to shareholder servicing fees are allocable to Class T shares, Class S shares and Class D shares and are included in the NAV calculation for that class. Liabilities related to the Management Fee and the Performance Fee are allocable to Class T shares, Class S shares, Class D shares, and Class I shares and are only included in the NAV calculation for those classes. For further information on the Management Fee and Performance Fee please see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Advisory Agreement.”

For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Advisor through December 1, 2024, nor (2) operating expenses paid by the Advisor, incurred by us during the period through December 1, 2024, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs.

NAV and NAV Per Share Calculation

Each class will have an undivided interest in our assets and liabilities, other than class-specific shareholder servicing fees, distributions payable, the Management Fee and the Performance Fee. In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each class as of the last calendar day of each month, including the estimated fair value of (1) real estate debt and other investments owned by us and (2) any other assets and liabilities. Because shareholder servicing fees, distributions payable, the Management Fee and the Performance Fee allocable to a specific class of shares are included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.

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

For purposes of calculating our NAV, the organization and offering expenses and operating expenses paid by the Advisor December 1, 2024 will not be deducted as an expense until reimbursed by us (however such expenses may be amortized in order to mitigate these effects). For any organization and offering expenses and operating expenses incurred after December 1, 2024, we reimburse the Advisor for such expenses that it incurs on our behalf as and when incurred (or promptly thereafter).

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

The following table provides a breakdown of the major components of our total NAV as of December 31, 2025 (dollars and shares in thousands):

Components of NAV	December 31, 2025
Loans receivable, at fair value	$1,392,131
Cash and cash equivalents	3,272
Restricted cash	560
Other assets(1)	7,913
Secured financings, at fair value	(1,077,803)
Other liabilities	(8,373)
Subscriptions received in advance	(560)
Distributions payable	(5,493)
Due to advisor - Management(2) and Performance Fees	(1,000)
Accrued shareholder servicing fees(3)	(109)
Net asset value	$310,538
Number of outstanding shares (all classes)	15,304

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
(2)
On October 16, 2024, the Board of Trustees approved Amendment No. 1 to the Advisory Agreement (“Advisory Agreement Amendment”), which amends, among other things, the provisions of the Advisory Agreement related to the waiver of the Management Fee. Pursuant to the Advisory Agreement Amendment, the Advisor agreed to an additional waiver of its Management Fee beginning on January 1, 2025 and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) DRIP and (ii) any investment from Strategic Investors (as defined in the Advisory Agreement Amendment)) exceeds $300.0 million (measured from and including subscriptions in January 2025). As a result of this temporary waiver, during the year ended December 31, 2025, the Advisor did not earn any Management Fees.
(3)
Accrued shareholder servicing fee represents the accrual for the full cost of the shareholder servicing fee for Class T, Class S and Class D shares. Under U.S. GAAP, we accrued an estimate of the full cost of the shareholder servicing fees over the life of each share as an offering cost at the time we sold each of the Class T, Class S and Class D shares. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis. As of December 31, 2025, we have accrued under U.S. GAAP $10.0 million of shareholder servicing fees payable to the Dealer Manager related to the Class S shares sold.

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Consolidated Balance Sheet to our NAV (dollars in thousands):

Reconciliation of Shareholders’ Equity and Redeemable Common Shares to NAV	December 31, 2025
Shareholders' equity and redeemable common shares	$291,981
Adjustments:
Organization expenses and offering costs advanced by Advisor(1)	3,232
Operating expenses advanced by Advisor(2)	4,540
Accrued shareholder service fee(3)	9,924
Unamortized debt facility costs(4)	861
NAV	$310,538

__________________

(1)
This represents the unamortized amount of organization expenses and offering costs advanced by the Advisor. The Advisor agreed to advance organization and offering expenses on behalf of us (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months commencing on January 1, 2026. Organization and offering expenses incurred after December 1, 2024 are paid by the Company as incurred.
(2)
This represents the unamortized amount of operating expenses advanced by the Advisor. The Advisor agreed to advance certain of our operating expenses through December 1, 2024. We will reimburse the Advisor for such advanced expenses ratably over the 60 months commencing on January 1, 2026. Operating expenses incurred after December 1, 2024 are paid by us and are deducted as an expense for NAV as incurred.
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

The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2025 (dollars and shares in thousands, except for per share data):

NAV Per Share	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$149,379	$125,248	$35,911	$310,538
Number of outstanding shares	7,390	6,210	1,704	15,304
NAV Per Share as of December 31, 2025	$20.21	$20.17	$21.08

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

Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains.

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three business days after month-end. Each class of our common shares received the same gross distribution per share, which was $2.0148 per share for the year ended December 31, 2025. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the year ended December 31, 2025:

Record Date	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2025	$0.1191	$0.1336	$0.1336
February 28, 2025	0.1205	0.1336	0.1336
March 31, 2025	0.1191	0.1336	0.1336
April 30, 2025	0.1419	0.1560	0.1560
May 31, 2025	0.1415	0.1560	0.1560
June 30, 2025	0.1419	0.1560	0.1560
July 31, 2025	0.1414	0.1560	0.1560
August 31, 2025	0.1414	0.1560	0.1560
September 30, 2025	0.1418	0.1560	0.1560
October 31, 2025	0.1413	0.1560	0.1560
November 30, 2025	0.1418	0.1560	0.1560
December 31, 2025(1)	0.3513	0.3660	0.3660
Total	$1.8430	$2.0148	$2.0148

__________________

(1)
Our distribution for the December 31, 2025 record date reflects a normal distribution of $0.1560 per share and a special distribution of $0.2100 per share.

The following table sets forth the dividends per share of our common shares that are taxable in the fiscal tax year ended December 31, 2025 and the related tax characterization:

		Tax Characterization of Dividends
	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Class E - Redeemable common shares	$2.0148	$2.0148	$—	$—
Class S - Common shares	1.8430	1.8430	—	—
Class I - Common shares	2.0148	2.0148	—	—

The following table summarizes our distributions declared during the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Amount	%	Amount	%
Distributions
Payable in cash	$12,853	51%	$5,945	53%
Reinvested in shares	12,415	49%	5,239	47%
Total distributions	$25,268	100%	$11,184	100%

Sources of Distributions
Cash flows from operating activities(1)	$25,268	100%	$11,184	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$25,268	100%	$11,184	100%

Total cash flows from operating activities	$29,465		$16,785

__________________

(1)
As of December 31, 2025, our inception to date cash flows from operating activities funded 100% of our distributions.

Unregistered Sales of Equity Securities

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. Shares granted to trustees are not included within these amounts. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.

The below table details the common shares sold in the offering (primary and distribution reinvestment plan) during the three month period ending December 31, 2025 (dollars in thousands, except share and per share data):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration (4)
	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
October 2025(1)	1,807,023	125,371	2,532	$6,323
November 2025(2)	189,487	408,409	165	12,189
December 2025(3)	306,031	822,039	7,244	23,197
Total	2,302,541	1,355,819	9,941	$41,709

__________________

(1)
Includes 29,727 Class S shares, 18,022 Class I shares and 164 Class E shares issued in October 2025, pursuant to the our distribution reinvestment plan.
(2)
Includes 30,606 Class S shares, 18,788 Class I shares and 165 Class E shares issued in November 2025, pursuant to our distribution reinvestment plan.
(3)
Includes 31,449 Class S shares, 19,722 Class I shares and 166 Class E shares issued in December 2025, pursuant to our distribution reinvestment plan.
(4)
Includes upfront selling commissions and dealer manager fees for Class S Common Shares of $0.1 million.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby shareholders may request on a quarterly basis that we repurchase all or any portion of their shares. We commenced our share repurchase plan with the calendar quarter ended March 31, 2024, which was the first full calendar quarter following the initial closing of the continuous private offering. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular calendar quarter, in our discretion, subject to any limitations in the share repurchase plan.

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

For the year ended December 31, 2025 we fulfilled $9.6 million of repurchase requests. For the year ended December 31, 2024, we received no repurchase requests. For the period from July 14, 2023 (date of initial capitalization) through December 31, 2023, we received no repurchase requests.

The table below sets forth common share repurchases by us pursuant to the share repurchase plan during the three months ended December 31, 2025:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average Purchase	as Part of Publicly	Be Repurchased Pursuant to
	of Common Shares	Price Paid	Announced Plans	Publicly Announced
Repurchase Date:	Repurchased (1)	per Share	or Programs(1)	Plans or Programs (1)
October 2025	156,807	$20.36	156,807	—
November 2025	—	—	—	—
December 2025	—	—	—	—
Total	156,807	$20.36	156,807	—

__________________

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

Item 6. Reserved

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

Overview

We are a Maryland statutory trust formed on June 28, 2023 and we have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023. We are externally managed by our investment advisor, Starwood Credit Advisors, L.L.C. (“Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together any entity that is controlled by, controls or is under common control with Starwood Holdings, and any of their respective predecessor entities, “Starwood Capital” or the “Sponsor”). Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $90 billion of capital and currently has approximately $125 billion of assets under management.

Our investment objectives are to invest primarily in debt on high quality assets that will enable us to:

•
provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•
preserve and protect invested capital, by focusing on high quality real assets with current cash-flow and/or limited business plan risk;
•
reduce downside risk through conservative loan-to-value ratios against high quality real assets with meaningful borrower equity or implied equity; and
•
provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with lower volatility than publicly-traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans are primarily secured by properties located in U.S. and European markets and include multifamily, industrial and select other CRE asset classes, such as student housing, senior housing, and self-storage. To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

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

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), which commenced on October 31, 2023. We use the net proceeds from the offering primarily to make investments in commercial real estate debt and real estate-related securities consistent with our investment guidelines and for other general corporate purposes. We intend to continue selling our common shares in our continuous, blind pool private offering on a monthly basis.

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

2025 Highlights

Capital Activity and Distributions

•
Raised approximately $105.2 million of gross proceeds from the sale of our common shares through the continuous offering during the year ended December 31, 2025.
•
Declared monthly net distributions totaling approximately $25.3 million for the year ended December 31, 2025.

Investments

•
During the year ended December 31, 2025, originated 13 floating rate senior commercial real estate loans in the United States with a total commitment amount of $754.4 million and total outstanding principal amount of $722.5 million as of December 31, 2025.
•
During the year ended December 31, 2025, we received $184.9 million in proceeds attributable to the principal repayment of three loan receivables, at par.

Financing Activity

•
Received net borrowings of approximately $445.4 million from our secured financing facilities for the year ended December 31, 2025.
•
Increased the maximum amount available for asset purchases by Wells Fargo Bank, N.A. (“Wells Fargo”) from $250.0 million to up to $500.0 million pursuant to the WF Repurchase Agreement during the year ended December 31, 2025.
•
Increased the maximum amount available for asset purchases by Morgan Stanley Mortgage Capital Holdings LLC (“MSMCH”) from $200.0 million to up to $250.0 million pursuant to the MS-US Repurchase Agreement during the year ended December 31, 2025.

Financial Condition

Investment Activities

The following table details the statistics of our loans receivable portfolio as of December 31, 2025 (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Washington, D.C.	12/24/2025	6.13%	$147,250	$139,400	$139,400	Monthly; I/O	1/9/2031
Multifamily	Orlando, FL	12/9/2025	6.12%	66,800	63,800	63,800	Monthly; I/O	12/9/2030
Multifamily	Santa Clara, CA	11/20/2025	6.26%	87,750	87,500	87,500	Monthly; I/O	12/9/2030
Multifamily	New York, NY	10/16/2025	6.28%	64,000	64,000	64,000	Monthly; I/O	11/9/2030
Multifamily	Pensacola, FL	10/9/2025	6.41%	41,000	41,000	41,000	Monthly; I/O	10/9/2030
Industrial	Alpharetta, GA	9/22/2025	6.44%	53,700	49,500	49,500	Monthly; I/O	10/9/2030
Multifamily	Fort Collins, CO	7/31/2025	6.41%	82,000	81,750	81,750	Monthly; I/O	8/9/2030
Industrial	Canoga Park, CA	5/8/2025	7.04%	28,930	21,726	21,726	Monthly; I/O	5/9/2030
Multifamily	Phoenix, AZ	4/16/2025	6.60%	34,750	34,585	34,585	Monthly; I/O	5/9/2030
Multifamily	San Antonio, TX	4/3/2025	6.70%	46,000	39,530	39,530	Monthly; I/O	4/9/2030
Industrial	Mooresville, NC	3/31/2025	6.70%	36,750	35,000	35,000	Monthly; I/O	4/9/2030
Multifamily	Grand Prairie, TX	2/21/2025	6.72%	46,000	45,420	45,420	Monthly; I/O	3/9/2030
Multifamily	Spring, TX	12/12/2024	7.17%	32,800	32,800	32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.08%	188,326	181,976	180,854	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	6.98%	88,000	88,000	87,797	Monthly; I/O	8/7/2029
Multifamily	New York, NY	6/27/2024	7.48%	20,000	20,000	19,948	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	6.76%	202,125	200,110	200,091	Quarterly; I/O	2/15/2029
Multifamily	Hayward, CA	11/30/2023	7.06%	185,050	168,034	167,430	Monthly; I/O	12/9/2028
Total				$1,451,231	$1,394,131	$1,392,131

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On December 31, 2025, the 30-day SOFR and 30-day SONIA were 3.8% and 3.7%, respectively.
(2)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)
Reflects the acquisition date of the loan participation. The loan is denominated in £.The values associated with this loan in the table above have been converted from £ to USD using the prevailing spot exchange rate for the applicable reporting period.

Summary of Portfolio

The following charts further describe the composition of our investments in loans based on fair value as of December 31, 2025:

Financing Activities

We finance the majority of our loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of December 31, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	5.64%	$600,000	$206,094	$393,906	$393,819	$508,891	6/21/2026	6/21/2029
MS-International Repurchase Agreement(3)	6.06%	202,125	42,036	160,089	160,084	200,091	2/15/2029	2/15/2029
WF Repurchase Agreement	5.60%	500,000	164,978	335,022	334,557	425,902	11/14/2027	11/14/2030
MS US Repurchase Agreement	5.79%	250,000	60,540	189,460	189,343	257,247	7/25/2027	7/25/2028
Total		$1,552,125	$473,648	$1,078,477	$1,077,803	$1,392,131

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On December 31, 2025, the 30-day SOFR and 30-day SONIA were 3.8% and 3.7%, respectively.
(2)
Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.
(3)
The MS-International Repurchase Agreement provides for asset purchases by Morgan Stanley of up to £150.0 million. The values associated with this repurchase agreement in the table above have been converted from £ to USD using the prevailing spot exchange rate for the applicable reporting period.

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

On June 21, 2024, we entered into the WF Repurchase Agreement, with Wells Fargo, to finance the acquisition and origination by us of eligible investment assets as more particularly described in the WF Repurchase Agreement. On November 4, 2025, we amended the WF Repurchase Agreement to, among other things, increase the maximum amount available for asset purchases by Wells Fargo to up to $500.0 million (reflecting an increase from $250.0 million) and extend the initial maturity date to November 14, 2027 (from June 21, 2026). The borrowing facility has up to three one-year extension options, are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the us is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by us that borrow funds under the WF Repurchase Agreement.

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

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,		2025 vs. 2024
	2025	2024	$
Revenues
Interest income	$72,409	$41,466	$30,943
Other revenue	10,058	6,853	3,205
Total revenues	82,467	48,319	34,148
Expenses
Interest expense	46,488	25,686	20,802
General and administrative expenses	3,641	5,287	(1,646)
Financing fees	2,413	4,376	(1,963)
Management fees	—	1,430	(1,430)
Performance fees	3,482	1,081	2,401
Total expenses	56,024	37,860	18,164
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	4,351	(4,552)	8,903
Unrealized (loss) gain on secured financings, at fair value	(1,179)	1,532	(2,711)
Unrealized (loss) gain on derivative instruments, net	(2,730)	85	(2,815)
Gain on foreign currency translation	2,750	156	2,594
Total gains (losses) from operations and financing, net	3,192	(2,779)	5,971
Net income	$29,635	$7,680	$21,955

Revenues

During the year ended December 31, 2025, revenues totaled approximately $82.5 million, and consisted of interest income of $72.4 million and other revenue of approximately $10.1 million. During the year ended December 31, 2024, revenues totaled approximately $48.3 million, and consisted of interest income of $41.5 million and other revenues of approximately $6.9 million. The increase was primarily due to the larger loan portfolio, which resulted in an approximate $30.9 million increase in the interest income during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Expenses

During the year ended December 31, 2025 and 2024, interest expense was approximately $46.5 million and $25.7 million, respectively. The approximate $20.8 million increase in interest expense was due to the larger debt balances outstanding related to the financing of the expanded loan investment portfolio, as described above. During the year ended December 31, 2025 and 2024, financing fees totaled $2.4 million and $4.4 million, respectively, which were primarily comprised of commitment fees paid to lenders in association with our repurchase facilities. The $2.0 million decrease is primarily due to additional one-time costs incurred during the year ended December 31, 2024, as a result of expanding the number of financing facilities available to us to finance loan origination activities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the year ended December 31, 2025 and 2024, general and administrative expenses were approximately $3.6 million and $5.3 million, respectively, and the decrease is a result of a reduction in professional fee expense.

The Advisor is paid a management fee (the “Management Fee”) as compensation for its services provided pursuant to the Advisory Agreement, equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the year ended December 31, 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information. For the year ended December 31, 2024, Management Fees were approximately $1.4 million.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the year ended December 31, 2025 and 2024, Performance Fees were approximately $3.5 million and $1.1 million, respectively. The increase is primarily due to an increase in core earnings for the year ended December 31, 2025 compared to the year ended December 31, 2024.

During the year ended December 31, 2025, the net gain from operations and financing increased approximately $6.0 million compared to the year ended December 31, 2024. The increase is primarily due to unrealized gains on loans receivable, at fair value, of approximately $8.9 million, offset by unrealized losses on secured financings, at fair value, of approximately $2.7 million.

Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the period from July 14, 2023 (date of initial capitalization) through December 31, 2023, which specific discussion is incorporated herein by reference.

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

After December 1, 2025, Starwood Capital may, from time to time, request to have such Class E shares repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan and are not therefore subject to the quarterly repurchase limit or the Early Repurchase Deduction. We may issue additional Class E shares to Starwood Capital in connection with our acquisition of additional assets in the future. As of December 31, 2025, Starwood Capital has purchased $31.5 million in our Class E shares.

In addition, California State Teachers’ Retirement System (“CalSTRS”) has agreed, from time to time, to purchase an aggregate amount of up to $200 million of our Class I shares on or before July 16, 2027, at a price per share equal to the our most recently determined NAV of our Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that we repurchase its Class I shares through our share repurchase plan. As of December 31, 2025, CalSTRS has purchased an aggregate of $20.0 million of our Class I shares pursuant to the terms of the CalSTRS Commitment.

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

As of December 31, 2025, we have established multiple loan repurchase facilities. We have pledged various loans as collateral and, based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, is permitted to borrow as much as $433.2 million. As of December 31, 2025, we had $1.1 billion in outstanding debt. Refer to Note 3 – “Loans Receivable, at fair value” and Note 4 – “Secured financings, at fair value” for further information.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. The following table summarizes amounts available under these sources as of December 31, 2025 (dollars in thousands):

December 31, 2025
Cash and cash equivalents	$3,272
Available borrowings on undrawn repurchase agreements	473,648
Total available liquidity and capital resources(1)(2)	$476,920

__________________

(1)
Excludes a $118.5 million undrawn equity commitment by Starwood Capital.
(2)
Excludes a $180.0 million undrawn portion on the CalSTRS Commitment.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (dollars in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$29,465	$16,785
Net cash used in investing activities	(545,288)	(674,395)
Net cash provided by financing activities	513,378	667,973
Effect of exchange rate changes on cash	(64)	241
Net increase in cash and cash equivalents	$(2,509)	$10,604

Cash flows provided by operating activities increased by approximately $12.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to an increase in loan origination and overall investment activity during the year ended December 31, 2025. Cash flows provided by operating activities are primarily comprised of net interest income on our loans receivables and origination fee income on new loan originations.

Cash flows used in investing activities decreased by approximately $129.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to loan repayments of $184.9 million during the year ended December 31, 2025. This was partially offset by an increase in loan originations and future fundings of $55.8 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cash flows provided by financing activities decreased by approximately $154.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease of $76.6 million in net proceeds from the issuance of our common shares and repurchases of common shares of $9.6 million during the year ended December 31, 2025. This decrease was also attributable to net repayments of secured financings of $55.6 million.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate debt and revenue recognition to be our critical accounting policies. Refer to Note 2 – “Summary of Significant Accounting Policies” to our financial statements for further descriptions of such accounting policies.

Recent Accounting Developments

Refer to Note 2 – “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to our financial statements.

Subsequent Events

Capital Raise Activity

During the period from January 1, 2026 through March 23, 2026, we issued the following shares, including shares issued under the distribution reinvestment plan (“DRIP”) (dollars in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class I Common Shares	1,890,575	$38,192	91,701	$1,858
Class S Common Shares	382,068	7,803	147,244	2,989
Class E Common Shares	32,989	700	735	16
Total	2,305,632	$46,695	239,680	$4,863

Investment Activity

During the period from January 1, 2026 through March 23, 2026, we originated one commercial real estate loan with a total outstanding principal amount of $55.8 million and a total loan amount of $58.2 million. The loan earns interest at one-month term SOFR plus a spread for a weighted average interest rate of 6.1% based on the interest rate in effect at origination and has an initial maturity date of February 2029.

During the period from January 1, 2026 through March 23, 2026, we received $20.0 million in proceeds attributable to the full principal repayment of one loan receivable, at par.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Table of Contents

Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (PCAOB ID 238)	79
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	80
Consolidated Statements of Operations for the years ended December 31, 2025 and December 31, 2024 and the period July 14, 2023 (date of initial capitalization) through December 31, 2023	81
Consolidated Statements of Changes in Redeemable Common Shares and Shareholders’ Equity for the years ended December 31, 2025 and December 31, 2024 and the period July 14, 2023 (date of initial capitalization) through December 31, 2023	82
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024 and the period July 14, 2023 (date of initial capitalization) through December 31, 2023	83
Notes to Consolidated Financial Statements	84
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2025	105

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Starwood Credit Real Estate Income Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Credit Real Estate Income Trust and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in redeemable common shares and shareholders’ equity and of cash flows for the years ended December 31, 2025 and 2024, and for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, and for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

March 23, 2026

We have served as the Company’s auditor since 2023.

Starwood Credit Real Estate Income Trust

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31, 2025	December 31, 2024
Assets
Loans receivable, at fair value (including pledged loans of $1,392,131 and $828,215, respectively)	$1,392,131	$828,215
Cash and cash equivalents	3,272	2,789
Restricted cash	5,600	8,592
Accrued interest receivable	5,619	4,700
Other assets	1,433	309
Total assets	$1,408,055	$844,605
Liabilities and Equity
Secured financings, at fair value	$1,077,803	$619,787
Subscriptions received in advance	5,600	8,592
Due to advisor	10,050	8,818
Accrued shareholder servicing fees	10,033	7,294
Interest payable	3,054	2,414
Distribution payable	5,493	1,338
Other liabilities	4,041	523
Total liabilities	1,116,074	648,766

Commitments and contingencies (see note 13)	—	—
Redeemable common shares — Class E shares, par value $0.01 per share; 1,703,737 and 1,670,897 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	35,910	34,307

Equity
Common shares — Class S shares, par value $0.01 per share; 7,389,641 and 5,064,764 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	74	51
Common shares — Class I shares, par value $0.01 per share; 6,210,710 and 3,823,418 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	62	38
Additional paid-in capital	257,060	166,938
Accumulated deficit and cumulative distributions	(1,125)	(5,495)
Total shareholders’ equity	256,071	161,532
Total liabilities, redeemable common shares, and equity	$1,408,055	$844,605

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Consolidated Statements of Operations

(in thousands, except for share and per share data)

	For the Year Ended December 31,		For the Period from July 14, 2023 (date of initial capitalization) through
	2025	2024	December 31, 2023
Revenues
Interest income	$72,409	$41,466	$1,225
Other revenue	10,058	6,853	1,794
Total revenues	82,467	48,319	3,019
Expenses
Interest expense	46,488	25,686	861
General and administrative expenses	3,641	5,287	913
Financing fees	2,413	4,376	694
Management fees	—	1,430	—
Performance fees	3,482	1,081	—
Organization costs	—	—	888
Total expenses	56,024	37,860	3,356
Gains (losses) from operations and financing
Unrealized gain (loss) on loans receivable, at fair value	4,351	(4,552)	(1,712)
Unrealized (loss) gain on secured financings, at fair value	(1,179)	1,532	304
Unrealized (loss) gain on derivative instruments, net	(2,730)	85	—
Gain on foreign currency translation	2,750	156	—
Total gain (loss) from operations and financing, net	3,192	(2,779)	(1,408)
Net income (loss)	$29,635	$7,680	$(1,745)
Net income (loss) per common share, basic	$2.32	$1.02	$(4.99)
Net income (loss) per common share, diluted	$2.32	$1.02	$(4.99)
Weighted-average common shares outstanding, basic	12,769,213	7,553,549	349,868
Weighted-average common shares outstanding, diluted	12,769,336	7,555,116	349,868

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Consolidated Statements of Changes in Redeemable Common Shares and Shareholders’ Equity

(in thousands)

	Class E Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity
Balance at July 14, 2023 (date of initial capitalization)	$—	$—	$—	$—	$—	$—
Common shares issued	32,061	3	1	6,565	—	6,569
Offering costs	—	—	—	(2,749)	—	(2,749)
Amortization of share grants	5	—	—	—	—	—
Net loss	—	—	—	—	(1,745)	(1,745)
Remeasurement of redeemable common shares	133	—	—	(133)	—	(133)
Distributions declared on common shares (see Note 9)	—	—	—	—	(246)	(246)
Balance at December 31, 2023	$32,199	$3	$1	$3,683	$(1,991)	$1,696
Common shares issued	1,373	48	37	172,454	—	172,539
Offering costs	—	—	—	(8,464)	—	(8,464)
Amortization of share grants	60	—	—	—	—	—
Net income	—	—	—	—	7,680	7,680
Remeasurement of redeemable common shares	675	—	—	(735)	—	(735)
Distributions declared on common shares (see Note 9)	—	—	—	—	(11,184)	(11,184)
Balance at December 31, 2024	$34,307	$51	$38	$166,938	$(5,495)	$161,532
Common shares issued	683	25	27	105,196	—	105,248
Offering costs	—	—	—	(4,625)	—	(4,625)
Amortization of share grants	60	—	—	—	—	—
Common shares repurchased	—	(2)	(3)	(9,589)	—	(9,594)
Net income	—	—	—	—	29,635	29,635
Remeasurement of redeemable common shares	860	—	—	(860)	—	(860)
Distributions declared on common shares (see Note 9)	—	—	—	—	(25,265)	(25,265)
Balance at December 31, 2025	$35,910	$74	$62	$257,060	$(1,125)	$256,071

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Cash flows from operating activities
Net income (loss)	$29,635	$7,680	$(1,745)
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized (gain) loss on loans receivable, at fair value	(4,351)	4,552	1,712
Unrealized loss (gain) on secured financings, at fair value	1,179	(1,532)	(304)
Unrealized loss (gain) on derivative instruments, net	2,730	(85)	—
Gain on foreign currency translation	(2,750)	(156)	—
Financing fees	2,413	4,376	694
Amortization of share grants	60	60	5
Change in assets and liabilities
Increase in accrued interest receivable	(919)	(4,486)	(214)
Increase in prepaid assets	(1,209)	(224)	—
Increase in due to advisor	1,164	4,168	1,781
Increase in interest payable	640	—	—
Increase in other liabilities	873	2,432	445
Net cash provided by operating activities	29,465	16,785	2,374

Cash flows from investing activities
Loan origination and funding activities	(730,223)	(674,395)	(160,000)
Repayment of loans receivable	184,935	—	—
Net cash used in investing activities	(545,288)	(674,395)	(160,000)

Cash flows from financing activities
Borrowings under secured financings	682,394	653,704	120,500
Borrowings under bridge loan	—	—	125,750
Financing fees	(2,413)	(4,376)	(694)
Repayments of secured financings	(237,018)	(152,750)	—
Repayments of bridge loan	—	—	(125,750)
Contributions received from common shares issued	97,339	173,912	38,629
Subscriptions received in advance	5,600	8,592	—
Repurchases of common shares	(9,594)	—	—
Offering costs	(1,820)	(1,017)	(32)
Distributions	(21,110)	(10,092)	—
Net cash provided by financing activities	513,378	667,973	158,403
Effect of exchange rate changes on cash balances	(64)	241	—
Net change in cash and cash equivalents and restricted cash	(2,509)	10,604	777
Cash and cash equivalents and restricted cash, beginning of year	11,381	777	—
Cash and cash equivalents and restricted cash, end of year	$8,872	$11,381	$777
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	3,272	2,789	777
Restricted cash	5,600	8,592	—
Total cash and cash equivalents and restricted cash	$8,872	$11,381	$777
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,890	$22,913	$555

Non-cash financing activities:
Accrued shareholder servicing fees due to affiliate	$4,249	$6,872	$422
Accrued offering costs due to affiliate	68	40	2,294
Distributions payable	5,493	1,092	246
Distribution reinvestment	12,412	5,239	—
Allocation to redeemable non-controlling interests	860	675	133

See accompanying notes to the consolidated financial statements

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company”) was formed on June 28, 2023 as a Maryland statutory trust and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company originates, acquires, finances and manages a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are primarily secured by properties located in the U.S. and Europe and include multifamily, industrial and select other CRE asset classes, such as student housing, senior housing, and self-storage. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company is externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”).

The Company generally targets loans with strong sponsorship, institutional-quality collateral and conservative loan-to-value ratios. The Company’s investment strategy emphasizes capital preservation, current income generation and portfolio diversification by asset type, borrower and geography.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at December 31, 2025 and 2024 consisted of demand deposits and money market fund investments. Cash and cash equivalents is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted cash

Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective and amounts held in escrow by the Company’s loan servicer. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.

Derivative Financial Instruments and Hedge Activities

The Company enters into derivative financial instruments, specifically foreign exchange (“FX”) forward contracts, to manage risks from fluctuations in foreign exchange rates. The Company records its derivatives on its Consolidated Balance Sheets at fair value and such amounts are included as a component of Other assets or Other liabilities. No derivatives were designated as formal hedging relationships, but rather are considered economic hedges. Any changes in the fair value of these derivatives are recorded as components of Unrealized (loss) gain on derivative instruments, net on the Company’s Consolidated Statements of Operations. The Company classifies cash flows related to the non-designated derivatives in either operating or investing activities on the Consolidated Statements of Cash Flows depending on the nature of the cash flow activity. See Note 7 – “Derivatives and Hedging Activity”, for further details.

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Company has elected the fair value option are recorded in Loans receivable, at fair value and Secured financings, at fair value on the Consolidated Balance Sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which the Company’s common shares (including Class E redeemable common shares) of beneficial interest, par value $0.01 per share (“common shares”), are purchased and repurchased.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized as income on the Consolidated Statements of Operations within Other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the Consolidated Statements of Operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in Net income without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

For loans for which the fair value option has been elected, contractual interest income is recognized in Interest income in the Consolidated Statements of Operations. Loan origination fees, exit fees and other lender fees are recognized in Other revenue upon origination or as earned. Because the Company measures these loans at fair value, no allowance for credit losses is recorded and changes in credit spreads, benchmark rates and other market inputs are reflected in Unrealized gain (loss) on loans receivable, at fair value.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates for each reporting period. Remeasurement gains and losses on foreign currency denominated loans and secured financings are included in Gain on foreign currency translation in the Company’s Consolidated Statements of Operations.

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

As of December 31, 2025 and 2024, the Company has elected the fair value option for each of its outstanding loans.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded on the Company’s Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024, which was the first anniversary of the date of the initial closing of the continuous private offering. The Company will reimburse the Advisor for all such advanced organization and offering expenses ratably over a 60-month period following January 1, 2026. Organization and offering expenses incurred after December 1, 2024 are paid by the Company as and when incurred.

At December 1, 2024, the Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million. Such costs became the Company’s liability on December 1, 2023, the date of the initial closing of the Company’s continuous, blind pool private offering. These organization and offering costs are recorded as a component of Due to advisor on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a shareholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no shareholder servicing fee with respect to Class I or Class E shares.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2025:

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the years ended December 31, 2025 and 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares in the Company’s public offering, which provide, among other things, for the re-allowance of the full amount of the selling commissions and dealer manager fees received and all or a portion of the shareholder servicing fees to such selected dealers. The Company will cease paying the shareholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and shareholder servicing fees paid with respect to the shares held by such shareholder within such account would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). The Company will accrue the full cost of the shareholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the offering. The Company adjusts the liability for shareholder servicing fees as the fees are paid to the Dealer Manager or when fees are no longer payable under the terms of our agreement with the Dealer Manager. As of December 31, 2025 and 2024, the Company had accrued $10.0 million and $7.3 million, respectively, of shareholder servicing fees related to shares sold and recorded such amount as a component of Accrued shareholder servicing fees on the Company’s Consolidated Balance Sheets.

Operating Expenses

The Advisor agreed to advance certain of the Company’s operating expenses through December 1, 2024. The Company will reimburse the Advisor for such advanced expenses ratably over the 60 months following January 1, 2026. Operating expenses incurred after December 1, 2024 are paid by the Company as incurred. Operating expenses are recorded within General and administrative expenses on the Company’s Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Advisor but not paid is recognized as a liability on the Consolidated Balance Sheets.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the years ended December 31, 2025 and 2024, the Company recognized $0.1 million of compensation expense in connection with these grants, respectively.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During the year ended December 31, 2025, the Advisor earned $3.5 million of Performance Fees, which the Advisor elected to receive as cash. During year ended December 31, 2024, the Advisor earned $1.1 million of Performance Fees. During the year ended December 31, 2024, the Advisor elected to receive a portion of the Performance Fee compensation in the form of 33,790 Class E shares for Performance Fees incurred during the nine months ending September 30, 2024. As discussed in Note 8 – “Redeemable common shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s Consolidated Balance Sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date. The Advisor elected to receive the Performance Fee compensation of $0.4 million for the three months ended December 31, 2024, as cash. No Performance Fee was earned by the Advisor for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of December 31, 2025 and 2024, the Company’s assets included multiple CRE loans and an investment in a loan participation denominated in GBP. Refer to Note 3– “Loans Receivable, at fair value” for additional information.

Net Income (Loss) per Common Share

The Company calculates basic earnings per share by dividing Net income attributable to Starwood Credit Real Estate Income Trust for the period by the weighted average number of common shares outstanding during the period, including redeemable common shares. Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested restricted stock awards, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

Segment Reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is the CEO, who manages the Company, including allocating resources and evaluating results based on the performance of the Company as a whole. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. Net income is the Company’s primary measure of segment profit and loss. The CODM also reviews significant expenses associated with the Company's single reportable segment which are presented on the Company’s Consolidated Statements of Operations.

The CODM reviews net income and the relevant components thereof that are directly reflected on the Company’s Consolidated Statements of Operations. The CODM is also regularly provided the reportable segment level asset information, Loans receivable, at fair value, which is directly reflected on the Consolidated Balance Sheets.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024. As such, the Company has adopted ASU 2023-09 on a prospective basis and the adoption did not have a material impact on its consolidated financial statements.

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

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

3. Loans Receivable, at fair value

As of December 31, 2025, the Company's held for investment loan portfolio was as follows (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Industrial	Washington, D.C.	12/24/2025	6.13%	$147,250	$139,400	$139,400	Monthly; I/O	1/9/2031
Multifamily	Orlando, FL	12/9/2025	6.12%	66,800	63,800	63,800	Monthly; I/O	12/9/2030
Multifamily	Santa Clara, CA	11/20/2025	6.26%	87,750	87,500	87,500	Monthly; I/O	12/9/2030
Multifamily	New York, NY	10/16/2025	6.28%	64,000	64,000	64,000	Monthly; I/O	11/9/2030
Multifamily	Pensacola, FL	10/9/2025	6.41%	41,000	41,000	41,000	Monthly; I/O	10/9/2030
Industrial	Alpharetta, GA	9/22/2025	6.44%	53,700	49,500	49,500	Monthly; I/O	10/9/2030
Multifamily	Fort Collins, CO	7/31/2025	6.41%	82,000	81,750	81,750	Monthly; I/O	8/9/2030
Industrial	Canoga Park, CA	5/8/2025	7.04%	28,930	21,726	21,726	Monthly; I/O	5/9/2030
Multifamily	Phoenix, AZ	4/16/2025	6.60%	34,750	34,585	34,585	Monthly; I/O	5/9/2030
Multifamily	San Antonio, TX	4/3/2025	6.70%	46,000	39,530	39,530	Monthly; I/O	4/9/2030
Industrial	Mooresville, NC	3/31/2025	6.70%	36,750	35,000	35,000	Monthly; I/O	4/9/2030
Multifamily	Grand Prairie, TX	2/21/2025	6.72%	46,000	45,420	45,420	Monthly; I/O	3/9/2030
Multifamily	Spring, TX	12/12/2024	7.17%	32,800	32,800	32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.08%	188,326	181,976	180,854	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	6.98%	88,000	88,000	87,797	Monthly; I/O	8/7/2029
Multifamily	New York, NY	6/27/2024	7.48%	20,000	20,000	19,948	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	6.76%	202,125	200,110	200,091	Quarterly; I/O	2/15/2029
Multifamily	Hayward, CA	11/30/2023	7.06%	185,050	168,034	167,430	Monthly; I/O	12/9/2028
Total				$1,451,231	$1,394,131	$1,392,131

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On December 31, 2025, the 30-day SOFR and 30-day SONIA were 3.8% and 3.7%, respectively.
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

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

As of December 31, 2024, the Company's held for investment loan portfolio was as follows (dollars in thousands):

Description	Location	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date(3)
Multifamily	Spring, TX	12/12/2024	7.42%	$32,800	$32,800	$32,800	Monthly; I/O	1/9/2030
Industrial	Nashville, TN & Atlanta, GA	9/12/2024	7.33%	188,326	181,178	179,422	Monthly; I/O	10/9/2029
Multifamily	Berkeley, CA	8/7/2024	7.23%	88,000	88,000	87,463	Monthly; I/O	8/7/2029
Self-Storage	Various, United States	8/1/2024	7.68%	78,209	65,894	65,254	Monthly; I/O	8/1/2029
Multifamily	New York, NY	6/27/2024	7.73%	20,000	20,000	19,849	Monthly; I/O	7/9/2029
Industrial	Various, United Kingdom	4/25/2024(4)	7.21%	187,740	187,740	186,328	Quarterly; I/O	2/15/2029
Multifamily	Houston, TX	2/9/2024	7.73%	96,300	93,800	93,267	Monthly; I/O	2/11/2030
Multifamily	Hayward, CA	11/30/2023	7.73%	185,050	165,080	163,832	Monthly; I/O	12/9/2028
Total				$876,425	$834,492	$828,215

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7%, respectively.
(2)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)
Reflects the acquisition date of the loan participation. The loan is denominated in £.The values associated with this loan in the table above have been converted from £ to USD using the prevailing spot exchange rate for the applicable reporting period.

Unfunded commitments associated with these loans totaled $55.1 million as of December 31, 2025. Refer to Note 13 – “Commitments and Contingencies” for additional information.

4. Secured financings, at fair value

The following table presents the value of the Company’s Secured financings, at fair value, as of the period ended December 31, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	5.64%	$600,000	$206,094	$393,906	$393,819	$508,891	6/21/2026	6/21/2029
MS-International Repurchase Agreement(3)	6.06%	202,125	42,036	160,089	160,084	200,091	2/15/2029	2/15/2029
WF Repurchase Agreement	5.60%	500,000	164,978	335,022	334,557	425,902	11/14/2027	11/14/2030
MS US Repurchase Agreement	5.79%	250,000	60,540	189,460	189,343	257,247	7/25/2027	7/25/2028
Total		$1,552,125	$473,648	$1,078,477	$1,077,803	$1,392,131

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under the Company’s repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On December 31, 2025, the 30-day SOFR and 30-day SONIA were 3.8% and 3.7%, respectively.
(2)
Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

(3)
The MS-International Repurchase Agreement provides for asset purchases by Morgan Stanley of up to £150.0 million. The values associated with this repurchase agreement in the table above have been converted from £ to USD using the prevailing spot exchange rate for the applicable reporting period.

The following table presents the value of the Company’s Secured financings, at fair value, as of the period ended December 31, 2024 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral
Citibank Repurchase Agreement	6.65%	$600,000	$399,500	$200,500	$200,228	$257,099
MS-International Repurchase Agreement(3)	6.51%	187,740	37,548	150,192	149,913	186,328
WF Repurchase Agreement	6.21%	250,000	36,318	213,682	212,705	297,325
MS US Repurchase Agreement	6.30%	200,000	142,750	57,250	56,941	87,463
Total		$1,237,740	$616,116	$621,624	$619,787	$828,215

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under the Company’s repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On December 31, 2024, the 30-day SOFR and 30-day SONIA were 4.5% and 4.7%, respectively.
(2)
Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.
(3)
The MS-International Repurchase Agreement provides for asset purchases by Morgan Stanley of up to £150.0 million. The values associated with this repurchase agreement in the table above have been converted from £ to USD using the prevailing spot exchange rate for the applicable reporting period.

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

On June 21, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “WF Repurchase Agreement”), with Wells Fargo Bank, N.A. (“Wells Fargo”), to finance the acquisition and origination by the Company of eligible investment assets as more particularly described in the WF Repurchase Agreement. On November 4, 2025, the Company amended the WF Repurchase Agreement to, among other things, increase the maximum amount available for asset purchases by Wells Fargo to up to $500.0 million (reflecting an increase from $250.0 million) and extend the initial maturity date to November 14, 2027 (from June 21, 2026). The borrowing facility has up to three one-year extension options, subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants, as well as payment of applicable extension fees. Interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the WF Repurchase Agreement.

On July 25, 2024, the Company entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS-US Repurchase Agreement”), with Morgan Stanley Mortgage Capital Holdings LLC (“MSMCH”), as administrative agent for Morgan Stanley, as a buyer, to finance the acquisition and origination by the Company of eligible investment

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Company was in compliance with all covenants as of December 31, 2025 and 2024, respectively.

Counterparty Exposure

The Company has pledged certain real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of shareholder’s equity as of December 31, 2025 (dollars in thousands):

Counterparty	Debt Amount Outstanding	Net Counterparty Exposure	Weighted Average Life (Years)(1)
Citibank	$393,906	$114,985	3.5
Morgan Stanley	349,549	107,789	2.8
Wells Fargo Bank	335,022	90,880	4.9
	$1,078,477	$313,654

__________________

(1)
Assumes all extension options are exercised that may be extended at the Company’s option, subject to compliance with certain financial and administrative covenants.

Net counterparty exposure represents the excess of the fair value of collateral pledged over the related debt outstanding. Although such exposure may exceed shareholders’ equity, the Company’s recourse under these facilities is limited as described above.

The following table represents the future principal payments under the Company’s secured borrowings, at fair value, as of December 31, 2025 (dollars in thousands):

Year	Total(1)
2026	$—
2027	—
2028	189,460
2029	553,995
2030	335,022
Thereafter	—
Total	$1,078,477

__________________

(1)
Assumes all extension options are exercised that may be extended at the Company’s option, subject to compliance with certain financial and administrative covenants.

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

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

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

Valuation of Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures the fair value of its loans receivable and secured financings using a discounted cash flow analysis unless observable market data is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, the Company has determined that the fair values of loans receivable and secured financings valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available. The Company’s loans receivable are carried at fair value based on significant unobservable inputs. The Company determines fair value by utilizing or reviewing certain of the following inputs (i) discounted cash flow modeling, (ii) market yield data, (iii) collateral asset performance, (iv) macro real estate performance, (v) capital market conditions, (vi) loan-to-value ratio, debt service coverage and debt yield, and (vii) borrower financial condition and performance.

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

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets by their level in the fair value hierarchy (dollars in thousands):

	December 31, 2025			December 31, 2024
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	$—	$—	$1,392,131	$—	$—	$828,215
Derivative instrument assets, at fair value	—	—	—	—	85	—
Total	$—	$—	$1,392,131	$—	$85	$828,215

Financial Liabilities:
Secured financings, at fair value	$—	$—	$(1,077,803)	$—	$—	$(619,787)
Derivative instrument liabilities, at fair value	—	(2,645)	—	—	—	—
Total	$—	$(2,645)	$(1,077,803)	$—	$—	$(619,787)

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s Loans Receivable, at fair value, for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

Balance as of July 14, 2023 (date of initial capitalization)	$—
Loan originations and fundings	160,000
Unrealized loss on loans receivable, at fair value	(1,712)
Balance as of December 31, 2023	$158,288
Loan originations and fundings	674,395
Unrealized loss on loans receivable, at fair value	(4,552)
Foreign currency translation	84
Balance as of December 31, 2024	$828,215
Loan originations and fundings	730,223
Loan repayments	(184,935)
Unrealized gain on loans receivable, at fair value	4,351
Foreign currency translation	14,277
Balance as of December 31, 2025	$1,392,131

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s Secured financings, at fair value, for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

Balance as of July 14, 2023 (date of initial capitalization)	$—
Borrowings under secured financings	(120,500)
Unrealized gain on secured financings, at fair value	304
Balance as of December 31, 2023	$(120,196)
Borrowings under secured financings	(653,704)
Repayments under secured financings	152,750
Unrealized gain on secured financings, at fair value	1,532
Foreign currency translation	(169)
Balance as of December 31, 2024	$(619,787)
Borrowings under secured financings	(682,394)
Repayments under secured financings	237,018
Unrealized loss on secured financings, at fair value	(1,179)
Foreign currency translation	(11,461)
Balance as of December 31, 2025	$(1,077,803)

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Foreign currency translation impacts reflected in the Level III rollforwards are included in Gain on foreign currency translation in the Consolidated Statements of Operations.

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$1,392,131	Discounted cash flow	Discount Rate	6.68%	6.12 - 7.48%
Financial Liabilities:
Secured financings, at fair value	$(1,077,803)	Discounted cash flow	Discount Rate	5.72%	5.13 - 6.16%

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$828,215	Discounted cash flow	Discount Rate	7.86%	7.53 - 8.18%
Financial Liabilities:
Secured financings, at fair value	$(619,787)	Discounted cash flow	Discount Rate	6.74%	6.42 - 7.08%

Valuation of Financial Instruments Not Measured at Fair Value

The fair values of certain short-term financial instruments such as cash and cash equivalents approximate their carrying value on the accompanying Consolidated Balance Sheets. Cash equivalents are primarily money market funds, which would have been classified as level 1 if they had been included in the Company’s fair value hierarchy.

6. Other assets and Other liabilities

The following table summarizes the components of Other assets (dollars in thousands):

	December 31, 2025	December 31, 2024
Prepaid assets	$1,433	$224
Derivative instrument assets, at fair value	—	85
Total other assets	$1,433	$309

The following table summarizes the components of Other liabilities (dollars in thousands):

	December 31, 2025	December 31, 2024
Derivative instrument liabilities, at fair value	$2,645	$—
Accrued expenses	848	373
Unearned revenue	277	55
Deposit liability	226	50
Trustee compensation payable	45	45
Total other liabilities	$4,041	$523

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

The Company is exposed to certain foreign currency risk from its investments in assets denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of December 31, 2025 and 2024, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

The Company has entered into FX forward contracts pursuant to which the Company agrees to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows the Company expects to receive or pay related to certain foreign denominated loan investments. The following tables summarize the Company’s non-designated derivatives as of December 31, 2025 and 2024 (notional amounts in thousands):

	December 31, 2025
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	4	31,150	GBP	March 2026 - June 2027
Total FX derivatives	4

	December 31, 2024
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	4	31,225	GBP	March 2025 - June 2027
Total FX derivatives	4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and 2024 (dollars in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Foreign exchange contracts	$—	$85	$2,645	$—
	$—	$85	$2,645	$—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

		For the Year Ended December 31,
Type of Derivative	Income Statement Location	2025	2024
Foreign Currency Forward Contracts	Unrealized (loss) gain on derivative instruments, net	$(2,730)	$85
		$(2,730)	$85

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

The following table details the movement in the Company’s outstanding Class E redeemable common shares during the period from July 14, 2023 (date of initial capitalization) through December 31, 2023 and during the years ended December 31, 2024 and 2025 (dollars in thousands, except for share and per share data):

Class E Redeemable Common Shares
Shares outstanding as of July 14, 2023 (date of initial capitalization)	—
Redeemable common shares issued	1,603,050
Redeemable common shares issued as performance fee compensation	—
DRIP shares issued	—
Shares outstanding as of December 31, 2023	1,603,050

Proceeds from issuance of Class E redeemable common shares	$32,061

Shares outstanding as of December 31, 2023	1,603,050
Redeemable common shares issued	29,822
Redeemable common shares issued as performance fee compensation	33,790
DRIP shares issued	1,233
Independent trustees' restricted common shares grant (1)	3,002
Shares outstanding as of December 31, 2024	1,670,897

Proceeds from issuance of Class E redeemable common shares	$1,373

Shares outstanding as of December 31, 2024	1,670,897
Redeemable common shares issued	28,083
DRIP shares issued	1,825
Independent trustees' restricted common shares grant (1)	2,932
Shares outstanding as of December 31, 2025	1,703,737

Proceeds from issuance of Class E redeemable common shares	$683

__________________

(1)
The independent trustees’ restricted common shares grant represents approximately $0.1 million and $0.1 million of the annual compensation paid to the independent trustees in the form of restricted common shares for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, all issued and outstanding Class E redeemable common shares are classified as temporary equity pursuant to ASC 480-10-S99 because the shares are redeemable at the option of the holder upon the occurrence of certain events that are not solely within the Company’s control. These shares are classified as temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization, the Company is required to repurchase such shares upon the request of the holder, subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of Management Fees and/or Performance Fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the Advisory Agreement (as defined below). The Class E redeemable common shares are subsequently adjusted to equal what the redemption amount would be as if redemption were to occur at the reporting date. As of December 31, 2025 and December 31, 2024, the Class E redeemable common shares are remeasured using the NAV per share as of December 31, 2025 and December 31, 2024, respectively, with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

Starwood Capital has agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, (the “Initial Capitalization”). After December 1, 2025, Starwood Capital may, from time to time, request to have such Class E shares repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan and are not therefore subject to the quarterly repurchase limit or the Early Repurchase Deduction.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

Distributions

The following table details the aggregate distributions declared for the Class E redeemable common shares for the years ended December 31, 2025 and 2024 and for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023:

	Class E Redeemable Common Shares
	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Aggregate gross distributions declared per redeemable common share	$2.0148	$1.5592	$0.1292
Shareholder servicing fee per redeemable common share(1)	—	—	—
Net distributions declared per redeemable common share	$2.0148	$1.5592	$0.1292

__________________

(1)
There is no shareholder servicing fee with respect to the Class E redeemable common shares. Refer to Note 10 — “Related Party Transactions” below for further information on shareholder servicing fees.

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

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

The following table details the movement of and net proceeds received from the Company’s outstanding common shares for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023 and during the years ended December 31, 2025 and 2024 (dollars in thousands, except for share and per share data):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of July 14, 2023 (date of initial capitalization)	—	—	—
Common shares issued	259,750	67,050	326,800
DRIP shares issued	—	—	—
Shares outstanding as of December 31, 2023	259,750	67,050	326,800

Proceeds from issuance of common shares	$5,195	$1,341	$6,536

Shares outstanding as of December 31, 2023	259,750	67,050	326,800
Common shares issued	4,665,255	3,668,601	8,333,856
DRIP shares issued	139,759	87,767	227,526
Shares outstanding as of December 31, 2024	5,064,764	3,823,418	8,888,182

Proceeds from issuance of common shares	$96,967	$75,241	$172,208

Shares outstanding as of December 31, 2024	5,064,764	3,823,418	8,888,182
Common shares issued	2,168,588	2,501,247	4,669,835
DRIP shares issued	314,230	202,644	516,874
Common shares repurchased	(157,941)	(316,599)	(474,540)
Shares outstanding as of December 31, 2025	7,389,641	6,210,710	13,600,351

Proceeds from issuance of common shares	$50,554	$54,694	$105,248

As of December 31, 2025, no Class D or Class T shares have been issued.

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

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2025 the Company fulfilled $9.6 million of repurchase requests. For the year ended December 31, 2024, the Company received no repurchase requests. For the period from July 14, 2023 (date of initial capitalization) through December 31, 2023, the Company received no repurchase requests.

Distributions

The following table details the aggregate distributions declared for Class S common shares for the years ended December 31, 2025 and 2024 and the period from July 14, 2023 (date of initial capitalization) through December 31, 2023:

	Class S Common Shares
	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Aggregate gross distributions declared per redeemable common share	$2.0148	$1.5592	$0.1292
Shareholder servicing fee per redeemable common share(1)	(0.1718)	(0.1703)	(0.0144)
Net distributions declared per redeemable common share	$1.8430	$1.3889	$0.1148

__________________

(1)
Refer to Note 10 — “Related Party Transactions” below for further information on shareholder servicing fees.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

The following table details the aggregate distributions declared for Class I common shares for the years ended December 31, 2025 and 2024 and the period from July 14, 2023 (date of initial capitalization) through December 31, 2023:

	Class I Common Shares
	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period from July 14, 2023 (date of initial capitalization) through December 31, 2023
Aggregate gross distributions declared per redeemable common share	$2.0148	$1.5592	$0.1292
Shareholder servicing fee per redeemable common share(1)	—	—	—
Net distributions declared per redeemable common share	$2.0148	$1.5592	$0.1292

__________________

(1)
There is no shareholder servicing fee with respect Class I shares. Refer to Note 10 — “Related Party Transactions” below for further information on shareholder servicing fees.

The following table sets forth the dividends declared per share of our common shares that are taxable in the fiscal tax year ended December 31, 2025 and the related tax characterization:

		Tax Characterization of Dividends
	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Class E - Redeemable common shares	$2.0148	$2.0148	$—	$—
Class S - Common shares	1.8430	1.8430	—	—
Class I - Common shares	2.0148	2.0148	—	—

The following table sets forth the dividends declared per share of our common shares that are taxable in the fiscal tax year ended December 31, 2024 and the related tax characterization:

		Tax Characterization of Dividends
	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Class E - Redeemable common shares	$1.5592	$1.3953	$0.1639	$—
Class S - Common shares	1.3889	1.2429	0.1460	—
Class I - Common shares	1.5592	1.3953	0.1639	—

CalSTRS Investment

On July 17, 2025, the Company and California State Teachers’ Retirement System (“CalSTRS”) entered into a Subscription Agreement (the “CalSTRS Subscription Agreement”), pursuant to which CalSTRS has agreed, from time to time, to purchase from the Company an aggregate amount of up to $200 million in Class I shares on or before July 16, 2027, at a price per share equal to the Company’s most recently determined NAV of its Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that the Company repurchase its Class I shares through the Company’s share repurchase plan. As of December 31, 2025, CalSTRS has purchased an aggregate of $20.0 million in the Company’s Class I shares pursuant to the terms of the CalSTRS Commitment.

10. Related Party Transactions

The Company entered into an advisory agreement (as the same may be amended, the “Advisory Agreement”) with the Advisor. Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid the Management Fee equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, the Company uses its NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, the Company may repurchase such Class I shares or Class E shares from the Advisor at a later date. Any Class I shares or Class E shares obtained by the Advisor will not be subject to the Company’s share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. During the year ended December 31, 2025, no Management Fees were earned by the Advisor. See “Temporary Waiver of Management Fees” below for further information. During the year ended December 31, 2024, Management Fees earned by the Advisor were approximately $1.4 million.

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

During the year ended December 31, 2025, the Advisor earned $3.5 million of Performance Fees, which the Advisor elected to receive as cash. During year ended December 31, 2024, the Advisor earned $1.1 million of Performance Fees. During the year ended December 31, 2024, the Advisor elected to receive a portion of the Performance Fee compensation in the form of 33,790 Class E shares for Performance Fees incurred during the nine months ending September 30, 2024. The Advisor elected to receive the Performance Fee compensation of $0.4 million for the three months ended December 31, 2024, as cash. No Performance Fee was earned by the Advisor for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023.

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

As a result of this temporary waiver, during the year ended December 31, 2025, the Advisor did not earn any Management Fees. During the year ended December 31, 2025, the Advisor waived Management Fees of approximately $2.8 million pursuant to the Advisory Agreement Amendment.

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

The following table details the components of Due to advisor as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Accrued operating expenses	$5,818	$5,071
Accrued offering costs	2,402	2,334
Accrued organization costs	830	830
Accrued management fees	—	190
Accrued performance fees	1,000	393
Total Due to advisor	$10,050	$8,818

Accrued operating expenses

The Advisor agreed to advance certain of the Company’s operating expenses through December 1, 2024. The Company will reimburse the Advisor for all such advanced operating expenses ratably over a 60-month period following January 1, 2026. Operating expenses incurred after December 1, 2024, are paid by the Company as incurred.

Accrued organization and offering costs

The Advisor agreed to advance organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. The Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million, and $3.1 million, consisting of offering costs of $2.3 million and organization costs of 0.8 million, as of December 31, 2025 and December 31, 2024, respectively. The organization costs are recorded on the Consolidated Statements of Operations and the offering costs are charged to equity. The Company will reimburse the Advisor for all such advanced organization and offering expenses ratably over a 60-month period following January 1, 2026. Organization and offering expenses incurred after December 1, 2024, are paid by the Company as and when incurred.

Accrued affiliate service provider expenses

The Company may retain or the Advisor may retain pursuant to the terms of the Advisory Agreement, certain of the Advisor’s affiliates, from time to time, to provide services relating to the Company’s investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. During the years ended December 31, 2025 and 2024, the amounts incurred for these services provided were $0.7 million and $0.9 million, respectively.

The Company has engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to the Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the years ended December 31, 2025 and 2024, the amounts incurred for these services provided were an insignificant amount, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the years ended December 31, 2025 and 2024, the amounts incurred for these services provided were an insignificant amount, respectively.

Accrued Shareholder Servicing Fees

The Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Starwood Capital L.L.C. (the “Dealer Manager”), on October 31, 2023. The Dealer Manager is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such shareholder servicing fee includes an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares. However, with respect to Class T shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

0.85% per annum of the NAV of such shares. The Class D shares will incur a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the years ended December 31, 2025 and 2024, the Dealer Manager did not retain any shareholder servicing fees, respectively.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were $10.0 million and $7.3 million as of December 31, 2025, and December 31, 2024, respectively.

Related Party Share Ownership

As of December 31, 2025, the Advisor, its employees, and its affiliates, including the Company’s trustees, hold an aggregate of $34.6 million in the Company, held as Class E common shares of the Company.

11. Net Income (Loss) Per Common Share

Net income per common share for the years ended December 31, 2025 and 2024 and for the period since the date of initial capitalization through December 31, 2023, is computed as follows (dollars in thousands, except for share and per share data):

	For the Year Ended,		For the Period from July 14, 2023 (date of initial capitalization) through
	2025	2024	December 31, 2023
Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$29,635	$7,680	$(1,745)
Weighted-average common shares outstanding, basic	12,769,213	7,553,549	349,868
Basic net income per common share	$2.32	$1.02	$(4.99)
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$29,635	$7,680	$(1,745)
Weighted-average common shares outstanding, diluted(1)	12,769,336	7,555,116	349,868
Diluted net income per common share	$2.32	$1.02	$(4.99)

__________________

(1)
Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested common share awards. As of December 31, 2025 and 2024, 2,832 and 2,932 unvested common shares were outstanding, respectively.

For the year ended December 31, 2023, unvested Class E common shares awarded to the Company’s independent trustees are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The weighted average number of shares of common shares outstanding is identical for both basic and diluted shares.

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

13. Commitments and Contingencies

As of December 31, 2025, the Company had unfunded commitments of approximately $55.1 million for several of its loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves, and capital expenditures. Funding depends on timing of lease-up, renovation, and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. The Company expects to fund its loan commitments over the weighted average remaining term of the related loans using a combination of cash on hand, net proceeds received from the issuance of our common shares, loan repayments and borrowings under its secured financing facilities.

As of December 31, 2025 and 2024, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Starwood Credit Real Estate Income Trust

Notes to Consolidated Financial Statements

14. Subsequent Events

The Company evaluated subsequent events through March 23, 2026, which is the date the consolidated financial statements were available to be issued.

Capital Raise Activity

During the period from January 1, 2026 through March 23, 2026, the Company issued the following shares, including shares issued under the DRIP (dollars in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class I Common Shares	1,890,575	$38,192	91,701	$1,858
Class S Common Shares	382,068	7,803	147,244	2,989
Class E Common Shares	32,989	700	735	16
Total	2,305,632	$46,695	239,680	$4,863

Investment Activity

During the period from January 1, 2026 through March 23, 2026, the Company originated one commercial real estate loan with a total outstanding principal amount of $55.8 million and a total loan amount of $58.2 million. The loan earns interest at one-month term SOFR plus a spread for a weighted average interest rate of 6.1% based on the interest rate in effect at origination and has an initial maturity date of February 2029.

During the period from January 1, 2026 through March 23, 2026, the Company received $20.0 million in proceeds attributable to the full principal repayment of one loan receivable, at par.

Starwood Credit Real Estate Income Trust

Schedule IV

Mortgage Loans on Real Estate

(dollars in thousands)

Type of Loan	Description / Location	Prior Liens	Face Amount	Carrying Amount (Fair Value)		Weighted Average Interest Rate(1)	Payment Terms(2)	Maximum Maturity Date(3)	Principal Amount of Delinquent Loans	Year Originated
Senior Loan	Multifamily - Hayward, CA	N/A	$168,034	$167,430		7.06%	Monthly; I/O	12/9/2028	$—	2023
Senior Loan	Industrial - United Kingdom (Various)	N/A	200,110	200,091		6.76%	Quarterly; I/O	2/15/2029	—	2024
Senior Loan	Multifamily - New York, NY	N/A	20,000	19,948		7.48%	Monthly; I/O	7/9/2029	—	2024(4)
Senior Loan	Multifamily - Berkeley, CA	N/A	88,000	87,797		6.98%	Monthly; I/O	8/7/2029	—	2024
Senior Loan	Industrial - Nashville, TN & Atlanta, GA	N/A	181,976	180,854		7.08%	Monthly; I/O	10/9/2029	—	2024
Senior Loan	Multifamily - Spring, TX	N/A	32,800	32,800		7.17%	Monthly; I/O	1/9/2030	—	2024
Senior Loan	Multifamily - Grand Prairie, TX	N/A	45,420	45,420		6.72%	Monthly; I/O	3/9/2030	—	2025
Senior Loan	Industrial - Mooresville, NC	N/A	35,000	35,000		6.70%	Monthly; I/O	4/9/2030	—	2025
Senior Loan	Multifamily - San Antonio, TX	N/A	39,530	39,530		6.70%	Monthly; I/O	4/9/2030	—	2025
Senior Loan	Multifamily - Phoenix, AZ	N/A	34,585	34,585		6.60%	Monthly; I/O	5/9/2030	—	2025
Senior Loan	Industrial - Canoga Park, CA	N/A	21,726	21,726		7.04%	Monthly; I/O	5/9/2030	—	2025
Senior Loan	Multifamily - Fort Collins, CO	N/A	81,750	81,750		6.41%	Monthly; I/O	8/9/2030	—	2025
Senior Loan	Industrial - Alpharetta, GA	N/A	49,500	49,500		6.44%	Monthly; I/O	10/9/2030	—	2025
Senior Loan	Multifamily - Pensacola, FL	N/A	41,000	41,000		6.41%	Monthly; I/O	10/9/2030	—	2025
Senior Loan	Multifamily - New York, NY	N/A	64,000	64,000		6.28%	Monthly; I/O	11/9/2030	—	2025
Senior Loan	Multifamily - Santa Clara, CA	N/A	87,500	87,500		6.26%	Monthly; I/O	12/9/2030	—	2025
Senior Loan	Multifamily - Orlando, FL	N/A	63,800	63,800		6.12%	Monthly; I/O	12/9/2030	—	2025
Senior Loan	Industrial - Washington, D.C.	N/A	139,400	139,400		6.13%	Monthly; I/O	1/9/2031	—	2025
Total Loan Portfolio			$1,394,131	$1,392,131	(5)				$—

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On December 31, 2025, the 30-day SOFR and 30-day SONIA were 3.8% and 3.7%, respectively.
(2)
Interest only until the stated maturity date of the loan.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)
Reflects the acquisition date of the loan participation.
(5)
The tax basis of the loans included above is approximately $1.4 billion as of December 31, 2025. For U.S. federal income tax purposes, loans are generally carried at cost adjusted for principal repayments and certain tax-basis adjustments. The difference between the tax basis and U.S. GAAP carrying value primarily reflects unrealized gains and losses recognized under the fair value option.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

The following table reconciles mortgage loans on real estate for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the year ended
	2025	2024
Balance at the beginning of the period	$828,215	$158,288
Originations and fundings of new loans	730,223	674,395
Collection of principal	(184,935)	—
Unrealized gain (loss)	4,351	(4,552)
Foreign currency translation	14,277	84
Balance at the end of the year	$1,392,131	$828,215

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Unregistered Sales of Equity Securities.

On March 20, 2026, the Company sold an aggregate of 1,240,079 of its Class I common shares pursuant to the CalSTRS Subscription Agreement for aggregate consideration of $25,000,000.00. The offer and sale of the Class I common shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D promulgated thereunder.

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

Trustees and Executive Officers

Information regarding our trustees and executive officers are set forth below:

Name	Age*	Position	Position Held Since
Barry S. Sternlicht	65	Executive Chairperson	2023
Dennis G. Schuh	54	Chairperson, Chief Executive Officer and President	2023
Zachary H. Tanenbaum	42	Trustee, Chief Operating Officer and Head of Investor Relations	2023
Joseph Nieto	56	Chief Financial Officer and Treasurer	2024
Rachel O. Zane	37	Secretary	2023
Peggy Lamb	61	Independent Trustee	2023
Jay N. Levine	64	Independent Trustee	2023
Cyrus D. Walker	58	Independent Trustee	2023

__________________

* As of December 31, 2025

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

Biographical Information

Barry S. Sternlicht has served as the Executive Chairperson since November 2023. He founded Starwood Capital, a private alternative investment firm focused on global real estate, hotel management, oil and gas and energy infrastructure with approximately $125 billion in assets under management as of December 31, 2025, and has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1991. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion public market companies, ranging from traditional real estate to branded hospitality. He serves as the Chairman of the board of directors and the Chief Executive Officer of Starwood Property Trust, Inc. (NYSE: STWD) (“Starwood Property Trust”), the Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor and an affiliate of the Advisor, and the Executive Chairperson of Starwood Credit Real Estate Income Trust. Throughout Mr. Sternlicht’s career, he has focused on capitalizing on emerging consumer trends, either directly via core operating assets or indirectly through Starwood Capital’s real estate portfolio. He has also executed several notable public market transactions to enhance the scale of the Starwood Capital platform, including the creation and expansion of Starwood Property Trust, the consolidation of Starwood Hotels & Resorts Worldwide, Inc. (formerly NYSE: HOT) (“HOT”), the spin-off and growth of Invitation Homes (NYSE: INVH) and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor. Mr. Sternlicht also has deep operating expertise, serving as the Chairman, from January 1995 through May 2005, and as the Chief Executive Officer, from January 1995 through September 2004, of HOT. During his tenure as Chief Executive Officer, HOT’s market capitalization grew to approximately $10 billion. As Chief Executive Officer, Mr. Sternlicht executed several key acquisitions, including Westin Hotels, Patriot American and ITT Corp., and led the development of the W Hotel concept. Outside of his public market experience, Mr. Sternlicht has made a variety of investments in the consumer sector. Most notably, he has acquired or founded a number of independent hotel chains, including Baccarat Hotels, 1 Hotels and Treehouse Hotels, which are operated by SH Hotels & Resorts, a hotel brand management company and an affiliate of Starwood Capital. In addition to these investments, Mr. Sternlicht has invested in various consumer facing companies, including ThirdLove, a women’s clothing brand, Lytro, a developer of light-field cameras, and Lyric, a hospitality platform for business travelers. Mr. Sternlicht serves on the Board of Directors of The Estée Lauder Companies (NYSE: EL) and LOG Commercial Properties e Participacoes SA. Mr. Sternlicht previously served as a director to Invitation Homes (NYSE: INVH) from 2014 to 2020 and to Cano Health Inc. (NYSE: CANO) from 2021 to 2023. Mr. Sternlicht is a Founder of Jaws Mustang Acquisition Corporation (NYSE: JWSM.UN), Jaws Hurricane Acquisition Corp. (NASDAQ: HCNE) and Jaws Juggernaut Acquisition Corporation (NASDAQ: JUGG), blank check companies listed on either the New York Stock Exchange (the “NYSE”) or NASDAQ. Mr. Sternlicht is the former Chairman of the Board of TRI Pointe Group (NYSE: TPH), iStar Inc. (NYSE: STAR) and Baccarat S.A., a crystal maker headquartered in Baccarat, France. He also previously served on the Board of

Directors of Restoration Hardware (NYSE: RH), Vesper Healthcare Acquisition Corp. (NASDAQ: VSPR), A.S. Roma and Equity Residential. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University and earned an M.B.A. with distinction from Harvard Business School.

Mr. Sternlicht provides our board of trustees with a wealth of investment management experience along with extensive experience in real estate finance and development, and our board of trustees believes Mr. Sternlicht provides a valuable perspective as its Chairman.

Dennis G. Schuh has served as the Chairperson of our board of trustees since March 2025, our Chief Executive Officer and President since our formation in June 2023 and a trustee since November 2023. Mr. Schuh has also served as the Chief Originations Officer of Starwood Property Trust since February 2016. In this role, Mr. Schuh is responsible for national originations, including senior debt, mezzanine and preferred equity investments. Prior to joining Starwood Property Trust in 2016, Mr. Schuh was a Managing Director for J.P. Morgan from 1997 to February 2016, where he held several roles as head of CMBS Banking/Origination and head of CMBS Capital Markets. Before joining J.P. Morgan in 1997, Mr. Schuh worked at Fitch Ratings where he rated CMBS and REITs. He served on the Board of Governors for the CRE Finance Council from 2006 to 2008 and on its Executive Committee from 2007 to 2008. Mr. Schuh graduated from Georgetown University with a B.S. in Business Administration with a degree in Finance.

Mr. Schuh provides our board of trustees with extensive real estate debt investment and investment management experience.

Zachary H. Tanenbaum has served as a trustee since March 2025, our Chief Operating Officer since December 2023, and our Head of Investor Relations since October 2023. Mr. Tanenbaum has also served as a Managing Director and Head of Investor Strategy for Starwood Property Trust since April 2014. In this role, Mr. Tanenbaum is responsible for cultivating and managing the company’s relationships with the global investment and analyst communities. Prior to joining Starwood Property Trust in 2014, Mr. Tanenbaum served as a Senior Analyst at Wesley Capital Management, a long/short real estate securities hedge fund. In this role, he generated investment ideas across the REIT, real estate operating company, specialty finance and homebuilding sectors. He previously served in senior sell-side equity research positions at FBR Capital Markets and MLV & Co. Mr. Tanenbaum received a B.S. degree from Cornell University and an M.S. degree in real estate, with a concentration in finance and investment, from New York University.

Joseph Nieto has served as our Chief Financial Officer and Treasurer, on the Advisor’s Investment Committee and as a Managing Director for Starwood Capital since January 1, 2025. He has also served as Chief Financial Officer and Treasurer of Starwood Real Estate Income Trust, Inc. since January 2025. Mr. Nieto has also served as our Global Business Controller since January 2020 and has led our accounting and reporting functions since 2017. Mr. Nieto previously served as our Operational Controller from November 2017 to January 2020. Prior to joining Starwood Capital in November 2017, Mr. Nieto held various senior financial roles with GE Capital across Energy Financial Services, Commercial Real Estate and Capital Headquarters spanning 13 years. Before joining GE Capital, Mr. Nieto held other various Senior Controller roles, where he was responsible for operational accounting, finance, controls and technical accounting. Mr. Nieto began his career at a boutique accounting firm in New York, where he was an audit manager. Mr. Nieto received a B.S. in accounting and an M.B.A. in financial management from Pace University. He is also a certified public accountant (inactive).

Rachel O. Zane has served as our Secretary since August 2023. Ms. Zane has served as an attorney for Starwood Capital since June 2022 and in this role, Ms. Zane is responsible for overseeing strategic, transactional, asset management and other legal matters for Starwood affiliated investment vehicles. Prior to joining Starwood Capital in 2022, Ms. Zane practiced at Simpson Thacher & Bartlett LLP from September 2015 to May 2022. Ms. Zane received a B.S. from the University of Virginia, a M.S. from the University of Pennsylvania and a J.D. from Columbia Law School. She is licensed to practice law in New York.

Peggy Lamb has served as an independent trustee since November 2023. Since 2017, Ms. Lamb currently serves as a Managing Director of Halstatt, LLC where she is responsible for the legacy investment portfolio and real estate investment activities. She also served as a Principal at Halstatt Real Estate Partners from 2017 to 2025. Ms. Lamb is responsible for originating, structuring, underwriting, and closing real estate investments as well as managing an existing diverse investment portfolio across multiple asset types. Ms. Lamb also serves as a director of Starwood Real Estate Income Trust, Inc. Ms. Lamb also serves as a director of SL Green Realty Corp. (NYSE: SLG) and Opus Holdings, L.L.C. Ms. Lamb worked at Goldman Sachs from 1990 to 2005 and served in a number of management roles, including as COO for Investment Banking Real Estate Department and Chief of Staff for the Financing Group. Ms. Lamb also serves on the Real Estate Advisory Board for the University of Florida and Florida Gulf Coast University. Ms. Lamb received an M.B.A. from Harvard Business School and a B.S. from the University of Illinois.

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

Code of Business Conduct and Ethics. We adopted a Code of Business Conduct and Ethics that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Advisor, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Business Conduct and Ethics, as it relates to those also covered by Starwood Capital’s code of conduct, operates in conjunction with, and in addition to, Starwood Capital’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. A copy of our Code of Business Conduct and Ethics can be found on our website.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common shares, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements except that one Form 4 was filed on March 20, 2026 for each of Messrs. Levine and Walker and Ms. Lamb to report the grant of shares as compensation for serving as a member of our board of trustees which should have been reported by December 3, 2025.

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

A description of the Advisory Agreement and fees that we pay to the Advisor is found in “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

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

The following table sets forth the compensation earned by or paid to our trustees for the fiscal year ended December 31, 2025:

Name	Fees Earned if Paid in Cash	Stock Award(1)	Total
John P. McCarthy(2)	$—	$—	$—
Dennis G. Schuh	—	—	—
Zachary H. Tanenbaum(2)	—	—	—
Peggy Lamb	56,250	18,750	75,000
Jay N. Levine	67,500	22,500	90,000
Cyrus D. Walker	56,250	18,750	75,000

__________________

(1)
Includes the total value in restricted common shares granted to each of the independent trustees during the year ended December 31, 2025. The grants of Class E restricted shares were made on December 1, 2025 and will vest on December 1, 2026. The grants were valued based on a NAV per share of $21.19, the then-current NAV per share of our Class E shares.
(2)
Mr. McCarthy has stepped down as member of the board of trustees, effective April 1, 2025. Mr. Tanenbaum will serve as a member on our board of trustees, effective April 1, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 20, 2026, information regarding the number and percentage of shares owned by each trustee, our chief executive officer, each executive officer, all trustees and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. The address for each of the persons named below is in care of our principal executive offices at 2340 Collins Avenue, Miami Beach, Florida, 33139.

	Number of Shares Beneficially	Percent of All
Name of Beneficial Owner	Owned(1)	Shares
Trustees and Executive Officers
John P. McCarthy, Jr.**	19,865	*
Dennis G. Schuh	—	*
Joseph Nieto	536	*
Zachary H. Tanenbaum**	—	*
Rachel O. Zane	—	*
Peggy Lamb (2)	2,739	*
Jay N. Levine (2)	15,788	*
Cyrus D. Walker (2)	2,739	*
All trustees and executive officers as a group (9 persons) (3)	1,616,717	9.1%
5% Shareholders
California State Teachers’ Retirement System	2,468,088	13.9%
Starwood Real Estate Income Holdings, L.P.(4)	1,575,050	8.9%

* Represents less than 1%.
** Mr. McCarthy has stepped down as member of the board of trustees, effective April 1, 2025. Mr. Tanenbaum will serve as a member of our board of trustees, effective April 1, 2025.

__________________

(1)
All shares listed in the table above are Class E shares.
(2)
Each of our independent trustees received a grant of restricted Class E shares, as part of their annual compensation, on December 1, 2025, which will vest on December 1, 2026. See “Item 11. Executive Compensation—Trustee Compensation.”
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

Advisory Agreement

Services

Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. As discussed in Note 10 — “Related Party Transactions” to our audited Consolidated Financial Statements as of and for the period ending December 31, 2025, certain affiliates of us, including the Advisor, received fees and compensation in connection with the offering and ongoing management of our assets.

Pursuant to the terms of the Advisory Agreement, the Advisor is responsible for, among other things:

•
managing our assets in accordance with its investment objective, policies and restrictions;
•
determining the composition of our portfolio, the nature and timing of the changes to our portfolios and the manner of implementing such changes;
•
making investment decisions for us and monitoring our investments;
•
engaging and supervising, on our behalf, agents and service providers to assist in making and managing our investments;
•
determining valuations of our assets;
•
performing due diligence on prospective portfolio investments;
•
recommending the appropriate level of leverage and debt financing;
•
exercising voting rights in respect of portfolio securities and other investments for us; and
•
providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

Pursuant to the Advisory Agreement, the Advisor may delegate any of the services for which it is responsible for to a third-party service provider. In the event the Advisor chooses to engage a third-party service provider, the Advisor will remain responsible for the performance of such services and we generally will pay fees to the third-party service providers for such services.

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a Management Fee equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. We do not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, we use our NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Any Class I shares or Class E shares obtained by the Advisor will not be subject to the share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. During the year ended December 31, 2025, no Management Fees were earned by the Advisor. See “Temporary Waiver of Management Fees” below for further information. During the year ended December 31, 2024, Management Fees earned by the Advisor were approximately $1.4 million.

Performance Fee

The Advisor may be entitled to receive a Performance Fee which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of the cumulative Core Earnings (as defined in the Advisory Agreement) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on adjusted capital, equal to 5.0% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Advisor with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. For purposes of the Performance Fee, “adjusted capital” means cumulative net proceeds generated from sales of our Class T shares, Class S shares, Class D shares and Class I shares (including proceeds from the DRIP) reduced for distributions from dispositions of our investments paid to Class T, Class S, Class D and Class I shareholders and amounts paid to Class T, Class S, Class D and Class I shareholders for share repurchases pursuant to our share repurchase plan. The Advisor will not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceeds the Annual Hurdle Rate. Once our Core Earnings exceed the Annual Hurdle Rate, the Advisor is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Annual Hurdle Rate, until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed a percentage of adjusted capital equal to the Annual Hurdle Rate divided by 0.875 (or 1 minus 0.125) for the applicable 4-Quarter Performance Measurement Period. Thereafter, the Advisor is entitled to receive 12.5% of our Core Earnings. Proportional calculation methodologies to be applied prior to the completion of four full calendar quarters are defined in the Advisory Agreement. The Performance Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. We do not pay the Advisor a Performance Fee on Class E shares. To the extent that the Advisor elects to receive any portion of the Performance Fee in Class I shares or Class E shares, we may repurchase such Class I shares or Class E shares from the Advisor at a later date. Any Class I shares or Class E shares obtained by the Advisor will not be subject to the share repurchase plan, including the repurchase limits and any Early Repurchase Deduction.

During the year ended December 31, 2025, the Advisor earned $3.5 million of Performance Fees, which the Advisor elected to receive as cash. During year ended December 31, 2024, the Advisor earned $1.1 million of Performance Fees. During the year ended December 31, 2024, the Advisor elected to receive a portion of the Performance Fee compensation in the form of 33,790 Class E shares for Performance Fees incurred during the nine months ending September 30, 2024. The Advisor elected to receive the Performance Fee compensation of $0.4 million for the three months ended December 31, 2024, as cash. No Performance Fee was earned by the Advisor for the period from July 14, 2023 (date of initial capitalization) through December 31, 2023.

Temporary Waiver of Management Fees

On October 16, 2024, the Board of Trustees approved Amendment No. 1 to the Advisory Agreement Amendment, which amends, among other things, the provisions of the Advisory Agreement related to the waiver of the Management Fee. Pursuant to the Advisory Agreement Amendment, the Advisor agreed to an additional waiver of its Management Fee beginning on January 1, 2025 and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which our cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) DRIP and (ii) any investment from Strategic Investors (as defined in the Advisory Agreement)) exceeds $300.0 million (measured from and including subscriptions in January 2025).

As a result of this temporary waiver, during the year ended December 31, 2025, the Advisor did not earn any Management Fees.

Organization and Offering Costs

The Advisor agreed to advance organization and offering costs on behalf of us (including legal, accounting and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. The Advisor had incurred organization and offering costs on our behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million, and $3.1 million, consisting of offering costs of $2.3 million and organization costs of $0.8 million, as of December 31, 2025 and December 31, 2024, respectively. The organization costs are recorded on the Consolidated Statements of Operations and the offering costs are charged to equity. We will reimburse the Advisor for all such advanced organization and offering expenses ratably over a 60-month period following January 1, 2026. Organization and offering expenses incurred after December 1, 2024, are paid by us when incurred (or promptly thereafter).

Acquisition Expenses

We will reimburse the Advisor for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired or originated.

Operating Expenses (Including General and Administrative Expenses) Reimbursement

In addition to the organization and offering expense and acquisition expenses described above, the Advisor will advance certain out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our investments, whether payable to an affiliate or a non-affiliated person and (3) expenses related to personnel of the Advisor performing services for us other than those who provide investment advisory services or serve as our executive officers.

The Advisor has agreed to advance certain of our operating expenses on its behalf through December 1, 2024. Pursuant to Advisory Agreement Amendment, the Advisor agreed for our benefit that the Advisor shall be reimbursed for all such advanced operating expenses ratably over a 60-month period commencing in January 2026. Operating expenses incurred after December 1, 2024 are be paid by us as incurred. For the year ended December 31, 2025, we had reimbursed the Advisor approximately $2.5 million for advanced operating expenses.

Fees from Other Services of the Advisor and its Affiliates

We or the Advisor may retain pursuant to the terms of the Advisory Agreement, certain of the Advisor’s affiliates, from time to time, to provide services relating to our investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. During the years ended December 31, 2025 and 2024, the amounts incurred for these services provided were $0.7 million and $0.9 million, respectively.

We have engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to our Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the fiscal year ended December 31, 2025 and 2024, the amounts incurred for these services provided were an insignificant amount, respectively.

We have incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the year ended December 31, 2025 and 2024, the amounts incurred for these services provided were an insignificant amount, respectively.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Advisor and its affiliates, see Note 10 — “Related Party Transactions” to our financial statements in this Annual Report on Form 10-K.

Term and Termination Rights under the Advisory Agreement

Unless terminated earlier as described below, the term of the Advisory Agreement is for two years, subject to renewals by a majority of our board of trustees and independent trustees for an unlimited number of successive two-year periods.

Without payment of penalty, the Advisory Agreement may be terminated immediately by us (1) for “cause,” (2) upon the bankruptcy of the Advisor or (3) upon a breach of a material provision of the Advisory Agreement by the Advisor and such breach continues for a period of 30 days after written notice thereof specifying such breach and requesting that the same be remedied in such 30-day period (or 45 days after written notice of such breach if the Advisor takes steps to cure such breach within 30 days of the written notice). “Cause” is defined as fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor in connection with performing its duties under the Advisory Agreement. In addition, the Advisor may terminate the Advisory Agreement immediately upon a change of control of us, which will not be deemed to occur as a result of any widely distributed offering of our common shares.

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

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the continuous private offering; however, such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the continuous private offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the continuous private offering. No upfront selling commissions or dealer manager fees are paid with respect to Class I shares and Class E shares or shares issued through our distribution reinvestment plan.

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

Indemnification Agreements with Trustees and Officers

We entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law and our Declaration of Trust. Each indemnification agreement provides that we shall indemnify the trustee or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with us, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of us.

Sponsor Initial Capitalization and Repurchase Terms

We were capitalized through the purchase by Starwood Real Estate Income Holdings, L.P. of 50 common shares for an aggregate purchase price of $1,000 on July 14, 2023. In addition, Starwood Capital has agreed, from time to time, to purchase from us an aggregate amount of not less than $150 million in Class E shares, at a price per share equal to our most recently determined NAV of its Class E shares may, from time to time, request to have such Class E shares repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan and are not therefore subject to the quarterly repurchase limit or the Early Repurchase Deduction.

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

Other Considerations

No Independent Advice

The terms of the agreements and arrangements under which we are established and will be operated have been or will be established by Starwood Capital and are not the result of arm’s-length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in us.

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

Promoters and Control Persons

The Advisor may be deemed a promoter of us. We expect to enter into the Advisory Agreement with the Advisor. The Advisor, for its services to us, will be entitled to receive the Management Fee and the Performance Fee in addition to the reimbursement of certain expenses. In addition, under the Advisory Agreement and Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Advisor and certain of its affiliates.

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

Item 14. Principal Accountant Fees and Services

Independent Auditors

PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor since 2023.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the years ended December 31, 2025 and 2024 by our independent registered public accounting firm, PwC, were as follows (dollars in thousands):

	Year Ended	Fiscal Year Ended
	December 31, 2025	December 31, 2024
Audit fees (1)	$420	$355
Audit-related fees (2)	—	—
Tax fees	213	334
All other fees	2	—
Total	$635	$689

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
10.9

Master Repurchase Agreement, dated December 14, 2023, by and among SCREDIT Mortgage Funding Sub-1, LLC, as Seller, SCREDIT Mortgage Funding Sub-1-T, LLC, as Seller, and Citibank, N.A., as Purchaser (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2023 and incorporated by reference herein)

10.10

Guaranty, dated December 14, 2023, made by Starwood Credit Real Estate Income Trust for the benefit of Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2023 and incorporated by reference herein)

10.11

Master Repurchase and Securities Contract Agreement, dated April 23, 2024, by and among SCREDIT Mortgage Funding Sub-4, LLC, as Seller, SCREDIT Mortgage Funding Sub-4-T, LLC, as Seller, and Morgan Stanley Bank, N.A., as Purchaser (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and incorporated by reference herein)

10.12

Guaranty, dated April 23, 2024, made by Starwood Credit Real Estate Income Trust in favor of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and incorporated by reference herein)

10.13

Master Repurchase and Securities Contract Agreement, dated July 25, 2024, by and among SCREDIT Mortgage Funding Sub-3, LLC, as Seller, SCREDIT Mortgage Funding Sub-3-T, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent for Morgan Stanley Bank, N.A., as a Buyer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2024, and incorporated by reference herein)

10.14

Guaranty Agreement, dated July 25, 2024, made by Starwood Credit Real Estate Income Trust in favor of Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent on behalf of Morgan Stanley Bank, N.A., as a Buyer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2024, and incorporated by reference herein)

10.15

Subscription Agreement, dated July 17, 2025, by and between Starwood Credit Real Estate Income Trust and California State Teachers’ Retirement System (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 17, 2025, and incorporated by reference herein)

10.16

First Amendment to the Master Repurchase and Securities Contract Agreement, dated September 19, 2025, by and among SCREDIT Mortgage Funding Sub-3, LLC, as Seller, SCREDIT Mortgage Funding Sub-3-T, LLC, as Seller, and Morgan Stanley Bank, N.A., as Purchaser (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2025, and incorporated by reference herein)

10.17

Amended and Restated Master Repurchase and Securities Contract Agreement, dated November 14, 2025, by and among SCREDIT Mortgage Funding Sub-2, LLC, as Seller, SCREDIT Mortgage Funding Sub-2-T, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2025, and incorporated by reference herein)

10.18

Amended and Restated Guarantee Agreement, dated November 14, 2025, made by Starwood Credit Real Estate Income Trust in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 20, 2025, and incorporated by reference herein)

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
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Redeemable Common Shares and Shareholders’ Equity; and (iv) Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: March 23, 2026
	By:	/s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chairperson, Chief Executive Officer and President (Principal Executive Officer)

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: March 23, 2026
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

Date: March 23, 2026	By:	/s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chairperson, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 23, 2026	By:	/s/ Joseph Nieto
Name: Joseph Nieto
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 23, 2026	By:	/s/ Zachary H. Tanenbaum
Name: Zachary H. Tanenbaum
Title: Trustee, Chief Operating Officer and Head of Investor Relations
Date: March 23, 2026	By:	/s/ Peggy Lamb
Name: Peggy Lamb
Title: Independent Trustee

Date: March 23, 2026	By:	/s/ Jay N. Levine
Name: Jay N. Levine
Title: Independent Trustee

Date: March 23, 2026	By:	/s/ Cyrus D. Walker
Name: Cyrus D. Walker
Title: Independent Trustee