Form 10-Q
period 2026-03-31
Starwood Credit Real Estate Income Trust
filed 2026-05-11
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

As of May 11, 2026, the issuer had the following shares outstanding: 8,058,267 Class S common shares, 1,742,559 Class E common shares, and 8,544,631 Class I common shares. There are no outstanding Class T common shares or Class D common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	March 31, 2026	December 31, 2025
Assets
Loans receivable, at fair value (including pledged loans of $1,570,361 and $1,392,131, respectively)	$1,570,361	$1,392,131
Cash and cash equivalents	9,187	3,272
Restricted cash	1,061	5,600
Accrued interest receivable	6,355	5,619
Other assets	1,155	1,433
Total assets	$1,588,119	$1,408,055
Liabilities and Equity
Secured financings (including $1,102,653 and $1,077,803, at fair value, respectively)	$1,217,277	$1,077,803
Subscriptions received in advance	1,061	5,600
Due to advisor	9,219	10,050
Accrued shareholder servicing fees	10,550	10,033
Interest payable	3,210	3,054
Distribution payable	2,659	5,493
Other liabilities	2,984	4,041
Total liabilities	1,246,960	1,116,074

Commitments and contingencies (see note 13)	—	—
Redeemable common shares — Class E shares, par value $0.01 per share; 1,737,461 and 1,703,737 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	36,655	35,910

Equity
Common shares — Class S shares, par value $0.01 per share; 7,897,022 and 7,389,641 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	79	74
Common shares — Class I shares, par value $0.01 per share; 8,142,483 and 6,210,710 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	81	62
Additional paid-in capital	305,467	257,060
Accumulated deficit and cumulative distributions	(1,123)	(1,125)
Total shareholders’ equity	304,504	256,071
Total liabilities, redeemable common shares, and equity	$1,588,119	$1,408,055

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Interest income	$22,560	$15,986
Other revenue	1,673	1,109
Total revenues	24,233	17,095
Expenses
Interest expense	14,813	10,268
General and administrative expenses	1,183	951
Financing fees	180	161
Management fees	—	—
Performance fees	1,002	560
Total expenses	17,178	11,940
Gains (losses) from operations and financing
Unrealized gain on loans receivable, at fair value	470	946
Unrealized loss on secured financings, at fair value	(156)	(251)
Unrealized gain (loss) on derivative instruments, net	855	(982)
(Loss) gain on foreign currency translation	(757)	1,195
Total gains from operations and financing, net	412	908
Net income	$7,467	$6,063
Net income per common share, basic	$0.45	$0.54
Net income per common share, diluted	$0.45	$0.54
Weighted-average common shares outstanding, basic	16,664,705	11,304,702
Weighted-average common shares outstanding, diluted	16,665,198	11,305,280

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Retained Earnings (Accumulated deficit) and cumulative distributions	Total Shareholders' Equity
Balance at December 31, 2025	$35,910	$74	$62	$257,060	$(1,125)	$256,071
Common shares issued	716	5	19	50,804	—	50,828
Offering costs	—	—	—	(924)	—	(924)
Amortization of share grants	15	—	—	—	—	—
Common shares repurchased	—	—	—	(1,459)	—	(1,459)
Net income	—	—	—	—	7,467	7,467
Remeasurement of redeemable common shares	14	—	—	(14)	—	(14)
Distributions declared on common shares (see Note 9)	—	—	—	—	(7,465)	(7,465)
Balance at March 31, 2026	$36,655	$79	$81	$305,467	$(1,123)	$304,504

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Retained Earnings (Accumulated deficit) and cumulative distributions	Total Shareholders' Equity
Balance at December 31, 2024	$34,307	$51	$38	$166,938	$(5,495)	$161,532
Common shares issued	93	5	5	20,114	—	20,124
Offering costs	—	—	—	(1,101)	—	(1,101)
Amortization of share grants	15	—	—	—	—	—
Net income	—	—	—	—	6,063	6,063
Remeasurement of redeemable common shares	259	—	—	(259)	—	(259)
Distributions declared on common shares (see Note 9)	—	—	—	—	(4,302)	(4,302)
Balance at March 31, 2025	$34,674	$56	$43	$185,692	$(3,734)	$182,057

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$7,467	$6,063
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on loans receivable, at fair value	(470)	(946)
Unrealized loss on secured financings, at fair value	156	251
Unrealized (gain) loss on derivative instruments, net	(855)	982
Loss (gain) on foreign currency translation	757	(1,195)
Financing fees	180	161
Amortization of share grants	15	15
Change in assets and liabilities
Increase in accrued interest receivable	(736)	(236)
Decrease (increase) in prepaid assets	316	(353)
Decrease in due to advisor	(669)	(84)
Increase (decrease) in interest payable	156	(81)
(Decrease) increase in other liabilities	(240)	552
Net cash provided by operating activities	6,077	5,129

Cash flows from investing activities
Loan origination and funding activities	(201,484)	(101,267)
Repayment of loans receivable	20,042	—
Net cash used in investing activities	(181,442)	(101,267)

Cash flows from financing activities
Borrowings under secured financings	164,873	109,424
Financing fees paid	(755)	(161)
Repayments of secured financings	(22,033)	(18,500)
Contributions received from common shares issued	45,944	11,625
Subscriptions received in advance	1,061	5,453
Repurchases of common shares	(1,459)	—
Offering costs	(407)	(201)
Distributions	(10,299)	(4,444)
Net cash provided by financing activities	176,925	103,196
Effect of exchange rate changes on cash balances	(184)	18
Net change in cash and cash equivalents and restricted cash	1,376	7,076
Cash and cash equivalents and restricted cash, beginning of period	8,872	11,381
Cash and cash equivalents and restricted cash, end of period	$10,248	$18,457
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	9,187	13,004
Restricted cash	1,061	5,453
Total cash and cash equivalents and restricted cash	$10,248	$18,457
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,396	$10,340

Non-cash financing activities:
Accrued shareholder servicing fees due to affiliate	$910	$678
Accrued offering costs due to affiliate	(120)	68
Distributions payable	2,659	1,464
Distribution reinvestment	4,863	2,103
Allocation to redeemable non-controlling interests	14	259

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company”) was formed on June 28, 2023, as a Maryland statutory trust and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company originates, acquires, finances and manages a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are primarily secured by properties located in the U.S. and Europe and include multifamily, industrial and select other CRE asset classes, such as student housing, senior housing and self-storage. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company is externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”).

The Company generally targets the following qualifications and terms when originating, structuring, acquiring and/or evaluating its CRE loans: (a) borrowers with strong sponsorships that the Company believes have solid credit histories, a demonstrated loan repayment history and access to capital; (b) loan investments backed by high-quality CRE properties that the Company believes are predominantly “core” and “core-plus” risk profiles; and (c) what the Company believes to be conservative loan-to-value ratios (e.g., up to 75% of the collateral value for individual credit assets). The Company’s investment strategy emphasizes capital preservation, current income generation and portfolio diversification by asset type, borrower and geography.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at March 31, 2026 and December 31, 2025 consisted of demand deposits and money market fund investments. Cash and cash equivalents is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted cash

Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective and amounts held in escrow by the Company's loan servicer. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent but in the name of the Company.

Derivative Financial Instruments and Hedging Activities

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

See Note 7 – “Derivatives and Hedging Activity”, for further details.

Secured Financings

The Company accounts for its secured financing arrangements, including borrowings under repurchase agreements, on an instrument-by-instrument basis, with each individual borrowing representing the unit of account for purposes of measurement and classification. For each individual borrowing, the Company evaluates whether to elect the fair value option under Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”). The decision to elect the fair value option is made at the time of each individual borrowing, is applied to the entire instrument, and is irrevocable once elected.

For individual borrowings for which the fair value option is elected, any financing costs directly associated with such borrowings are immediately recognized as an expense on the Condensed Consolidated Statements of Operations within Financing fees. Unrealized gains and losses arising from changes in fair value are reported in Net income without deferral.

For individual borrowings for which the fair value option is not elected, such borrowings are carried at amortized cost. Financing costs directly associated with these borrowings are deducted from the carrying value of the related borrowing on the Condensed Consolidated Balance Sheets and amortized as a component of interest expense over the term of the borrowing using the effective interest method.

All secured financings, whether carried at fair value or amortized cost, are presented on a combined basis within Secured financings on the Condensed Consolidated Balance Sheets, with the portion of such borrowings that are carried at fair value being disclosed parenthetically.

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans and certain individual secured financing borrowings, as described above. These financial assets and liabilities for which the Company has elected the fair value option are recorded in Loans receivable, at fair value and within Secured financings on the Condensed Consolidated Balance Sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which the Company’s common shares (including redeemable common shares) of beneficial interest, par value $0.01 per share (“common shares”), are purchased and repurchased.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Condensed Consolidated Balance Sheets from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in ASC 825 that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized as income on the Condensed Consolidated Statements of Operations within Other revenue. In the cases of individual secured financing borrowings for which the fair value option is elected, the treatment of associated financing costs is described above under “Secured Financings”. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in Net income without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

For loans for which the fair value option has been elected, contractual interest income is recognized in Interest income in the Condensed Consolidated Statements of Operations. Because the Company measures these loans at fair value, no allowance for credit losses is recorded and changes in credit spreads, benchmark rates and other market inputs are reflected in Unrealized gain on loans receivable, at fair value.

As of March 31, 2026 and December 31, 2025, the Company has elected the fair value option for each of its outstanding loans. As of December 31, 2025, the Company had elected the fair value option for each of its outstanding secured financing borrowings. As of March 31, 2026, the Company has elected the fair value option for substantially all of its outstanding secured financing borrowings; one secured financing borrowing is carried at amortized cost, net of deferred financing costs.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average exchange rates for each reporting period. Remeasurement gains and losses on foreign currency denominated loans and secured financings are included in (Loss) gain on foreign currency translation in the Company's Condensed Consolidated Statements of Operations.

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

As of March 31, 2026 and December 31, 2025, the Company has elected the fair value option for each of its outstanding loans.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded on the Company’s Statements of Operations and offering costs are charged to equity as such amounts are incurred.

The Advisor advanced organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024, which was the first anniversary of the date of the initial closing of the continuous private offering. Starting January 1, 2026, the Company began reimbursing the Advisor for all such advanced organization and offering expenses in 60 equal monthly installments. Organization and offering expenses incurred after December 1, 2024, are paid by the Company as and when incurred.

At December 1, 2024, the Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million. Such costs became the Company’s liability on December 1, 2023, the date of the initial closing of the Company’s continuous, blind pool private offering. These organization and offering costs are recorded as a component of Due to advisor on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a shareholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no shareholder servicing fee with respect to Class I or Class E shares.

The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of March 31, 2026:

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three months ended March 31, 2026 and 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

Operating Expenses

The Advisor advanced certain of the Company’s operating expenses through December 1, 2024. Starting January 1, 2026, the Company began reimbursing the Advisor for all such advanced expenses in 60 equal monthly installments. Operating expenses incurred after December 1, 2024, are paid by the Company as incurred. Operating expenses are recorded within General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Advisor but not paid is recognized as a liability on the Condensed Consolidated Balance Sheets.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the three months ended March 31, 2026 and 2025, the amounts the Company recognized as compensation expense were insignificant.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During the three months ended March 31, 2026, the Advisor earned Performance Fees of approximately $1.0 million, which the Advisor elected to receive as cash. During the three months ended March 31, 2025, the Advisor earned Performance Fees of approximately $0.6 million, which the Advisor elected to receive as cash. As discussed in Note 8 – “Redeemable common shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s Condensed Consolidated Balance Sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of March 31, 2026 and December 31, 2025, the Company’s assets included multiple CRE loans and an investment in a loan participation denominated in GBP. Refer to Note 3 – “Loans Receivable, at fair value” for additional information.

Segment Reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who allocates resources and evaluates performance on a consolidated basis. Net income is the primary measure of segment profit and loss. The CODM regularly reviews significant expenses and components of net income as presented on the Condensed Consolidated Statements of Operations, as well as asset-level information on the Company’s loan portfolio as reflected in Loans receivable, at fair value on the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

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

3. Loans Receivable, at fair value

The table below presents the Company’s loans receivable, at fair value as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
March 31, 2026	$1,629,711	$1,571,893	$1,570,361	6.23%	3.4
December 31, 2025	1,451,231	1,394,131	1,392,131	6.68%	3.2

__________________

(1)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(2)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On March 31, 2026, the 30-day SOFR and 30-day SONIA were 3.7% and 3.7% per annum, respectively. On December 31, 2025, the 30-day SOFR and 30-day SONIA were 3.8% and 3.7% per annum, respectively.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

The tables below present the property type and geographic distribution of the properties securing the Company’s loans receivable, at fair value as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
Property Type	Fair Value	%	Fair Value	%
Multifamily	$890,218	57%	$765,561	55%
Industrial	680,143	43	626,570	45
Total	$1,570,361	100%	$1,392,131	100%

	March 31, 2026		December 31, 2025
Geographic Location	Fair Value	%	Fair Value	%
West	$446,599	28%	$446,203	32%
Southeast	427,197	27	370,154	27
International	196,387	13	200,090	14
Southwest	152,545	10	152,335	11
Midwest	144,000	9	—	—
Mid-Atlantic	139,633	9	139,400	10
Northeast	64,000	4	83,949	6
Total	$1,570,361	100%	$1,392,131	100%

4. Secured financings

The following table presents the value of the Company’s secured financings as of the period ended March 31, 2026 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Carrying Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	5.17%	$600,000	$90,894	$509,106	$508,466	$653,436	6/21/2026	6/21/2029
MS-International Repurchase Agreement(3)	5.54%	198,405	41,294	157,111	157,110	196,389	2/15/2029	2/15/2029
WF Repurchase Agreement	5.27%	500,000	135,305	364,695	364,310	462,288	11/14/2027	11/14/2030
MS US Repurchase Agreement	5.30%	250,000	62,540	187,460	187,391	258,248	7/25/2027	7/25/2028
Total		$1,548,405	$330,033	$1,218,372	$1,217,277	$1,570,361

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under the Company’s repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On March 31, 2026, the 30-day SOFR and 30-day SONIA were 3.7% and 3.7% per annum, respectively.
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

The following table presents the value of the Company’s secured financings as of the period ended December 31, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Carrying Value of Debt	Fair Value of Collateral
Citibank Repurchase Agreement	5.64%	$600,000	$206,094	$393,906	$393,819	$508,891
MS-International Repurchase Agreement(2)	6.06%	202,125	42,036	160,089	160,084	200,091
WF Repurchase Agreement	5.60%	500,000	164,978	335,022	334,557	425,902
MS US Repurchase Agreement	5.79%	250,000	60,540	189,460	189,343	257,247
Total		$1,552,125	$473,648	$1,078,477	$1,077,803	$1,392,131

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under the Company’s repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On December 31, 2025, the 30-day SOFR and 30-day SONIA were 3.8% and 3.7% per annum, respectively.
(2)
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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Company was in compliance with all covenants as of March 31, 2026 and December 31, 2025, respectively.

Counterparty Exposure

The Company has pledged certain real estate loan investments as collateral for its secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, the Company would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes the Company’s net exposure with those counterparties where the amount at risk exceeded 10.0% of shareholder’s equity as of March 31, 2026 (dollars in thousands):

Counterparty	Debt Amount Outstanding	Net Counterparty Exposure	Weighted Average Life (Years)(1)
Citibank	$509,106	$144,330	3.2
Morgan Stanley	344,571	110,066	2.6
Wells Fargo Bank	364,695	97,593	4.6
Total	$1,218,372	$351,989

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

The following table represents the future principal payments under the Company’s secured borrowings, at fair value, as of March 31, 2026 (dollars in thousands):

Year	Total(1)
2026 (remaining)	$—
2027	—
2028	187,460
2029	666,217
2030	364,695
2031	—
Thereafter	—
Total	$1,218,372

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

Valuation of Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures the fair value of its loans receivable and secured financings for which the fair value option has been elected using a discounted cash flow analysis unless observable market data is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, the Company has determined that the fair values of loans receivable and secured financings valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available. The Company’s loans receivable are carried at fair value based on significant unobservable inputs. The Company determines fair value by utilizing or reviewing certain of the following inputs (i) discounted cash flow modeling, (ii) market yield data, (iii) collateral asset performance, (iv) macro real estate performance, (v) capital market conditions, (vi) loan-to-value ratio, debt service coverage and debt yield, and (vii) borrower financial condition and performance.

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

The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy (dollars in thousands):

	March 31, 2026			December 31, 2025
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	$—	$—	$1,570,361	$—	$—	$1,392,131
Derivative instrument assets, at fair value	—	38	—	—	—	—
Total	$—	$38	$1,570,361	$—	$—	$1,392,131

Financial Liabilities:
Secured financings, at fair value(1)	$—	$—	$(1,102,653)	$—	$—	$(1,077,803)
Derivative instrument liabilities, at fair value	—	(1,828)	—	—	(2,645)	—
Total	$—	$(1,828)	$(1,102,653)	$—	$(2,645)	$(1,077,803)

__________________

(1)
Excludes secured financings for which the Company has not elected the fair value option.

The following tables show a reconciliation of the beginning and ending fair value measurements of the Company’s Loans Receivable, at fair value, for the three months ended March 31, 2026 and 2025, respectively (dollars in thousands):

Three Months Ended March 31, 2026
Beginning Balance	$1,392,131
Loan originations and fundings	201,484
Loan repayments	(20,042)
Unrealized gain on loans receivable, at fair value	470
Loss on foreign currency translation	(3,682)
Balance as of March 31, 2026	$1,570,361

Three Months Ended March 31, 2025
Beginning Balance	$828,215
Loan originations and fundings	101,692
Unrealized gain on loans receivable, at fair value	946
Gain on foreign currency translation	5,993
Balance as of March 31, 2025	$936,846

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s Secured financings, at fair value, for the three months ended March 31, 2026 and 2025, respectively (dollars in thousands):

Three Months Ended March 31, 2026
Beginning Balance	$(1,077,803)
Borrowings under secured financings, at fair value	(49,673)
Repayments of secured financings, at fair value	22,033
Unrealized loss on secured financings, at fair value	(156)
Gain on foreign currency translation	2,946
Balance as of March 31, 2026	$(1,102,653)

Three Months Ended March 31, 2025
Beginning Balance	$(619,787)
Borrowings under secured financings, at fair value	(109,424)
Repayments of secured financings, at fair value	18,500
Unrealized loss on secured financings, at fair value	(251)
Loss on foreign currency translation	(4,816)
Balance as of March 31, 2025	$(715,778)

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$1,570,361	Discounted cash flow	Discount Rate	6.23%	5.98 - 6.58%
Financial Liabilities:
Secured financings, at fair value	$(1,102,653)	Discounted cash flow	Discount Rate	5.27%	5.08 - 5.58%

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$1,392,131	Discounted cash flow	Discount Rate	6.68%	6.12 - 7.48%
Financial Liabilities:
Secured financings, at fair value	$(1,077,803)	Discounted cash flow	Discount Rate	5.72%	5.13 - 6.16%

Valuation of Financial Instruments Not Measured at Fair Value

Certain financial instruments are not measured at fair value on a recurring basis but are subject to fair value disclosure requirements. The Company believes the fair values of these instruments approximate their respective carrying values on the accompanying Condensed Consolidated Balance Sheets based on the short-term nature of the instruments or other relevant factors.

Cash and cash equivalents include money market funds, which are short-term and highly liquid. Had these instruments been included within the Company's fair value hierarchy, they would have been classified as Level 1.

As of March 31, 2026, secured borrowings for which the Company has not elected the fair value option totaled $115.2 million ($114.6 million, net of deferred financing costs). There were no such borrowings outstanding as of December 31, 2025. Had these instruments been included within the Company's fair value hierarchy, they would have been classified as Level 3.

6. Other assets and Other liabilities

The following table summarizes the components of Other assets (dollars in thousands):

	March 31, 2026	December 31, 2025
Prepaid assets	$1,117	$1,433
Derivative instrument assets, at fair value	38	—
Total other assets	$1,155	$1,433

The following table summarizes the components of Other liabilities (dollars in thousands):

	March 31, 2026	December 31, 2025
Derivative instrument liabilities, at fair value	$1,828	$2,645
Accrued expenses	919	848
Unearned revenue	191	277
Trustee compensation payable	45	45
Deposit liability	1	226
Total other liabilities	$2,984	$4,041

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

The Company is exposed to certain foreign currency risk from its investments in assets denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of March 31, 2026 and December 31, 2025, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

The Company has entered into FX forward contracts pursuant to which the Company agrees to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows the Company expects to receive or pay related to certain foreign denominated loan investments. The following tables summarize the Company’s non-designated derivatives as of March 31, 2026 and December 31, 2025, respectively (notional amounts in thousands):

	March 31, 2026
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	5	31,825	GBP	June 2026 - June 2027
Total FX derivatives	5

	December 31, 2025
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	4	31,150	GBP	March 2026 - June 2027
Total FX derivatives	4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Foreign exchange contracts	$38	$—	$1,828	$2,645
	$38	$—	$1,828	$2,645

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively (dollars in thousands):

		For the Three Months Ended March 31,
Type of Derivative	Income Statement Location	2026	2025
Foreign Currency Forward Contracts	Unrealized gain (loss) on derivative instruments, net	$855	$(982)
		$855	$(982)

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

The following tables detail the movement in the Company’s outstanding Class E redeemable common shares during the three months ended March 31, 2026 and 2025 (dollars in thousands):

Redeemable Common Shares
Shares outstanding as of December 31, 2025	1,703,737
Redeemable common shares issued	32,989
DRIP shares issued	735
Shares outstanding as of March 31, 2026	1,737,461

Proceeds from issuance of redeemable common shares	$716

Redeemable Common Shares
Shares outstanding as of December 31, 2024	1,670,897
Redeemable common shares issued	4,149
DRIP shares issued	378
Shares outstanding as of March 31, 2025	1,675,424

Proceeds from issuance of redeemable common shares	$93

At March 31, 2026, all issued and outstanding Class E shares redeemable common shares are classified as temporary equity pursuant to ASC 480-10-S99. These shares are classified as temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization, Starwood Capital may request to have such Class E shares repurchased by the Company from time to time, subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of Management Fees and/or Performance Fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the Advisory Agreement (as defined below). The fair value of the Class E common shares are subsequently adjusted to equal what the repurchase amount would be as if repurchase were to occur at the reporting date. As of March 31, 2026 and December 31, 2025, the Class E common shares are remeasured using the NAV per share as of March 31, 2026 and December 31, 2025, respectively, with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

Starwood Capital agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares (the “Initial Capitalization”). As of March 31, 2026, Starwood Capital had purchased an aggregate of $31.5 million pursuant to the Initial Capitalization, with $118.5 million remaining uncalled by the Company. Starwood Capital may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the Company’s share repurchase plan and are therefore not subject to the quarterly repurchase limit or the Early Repurchase Deduction.

Distributions

The following table details the aggregate distributions declared for the Class E redeemable common shares for the three months ended March 31, 2026 and 2025, respectively:

	Class E Redeemable Common Shares
	For the Three Months Ended March 31,
	2026	2025
Aggregate gross distributions declared per redeemable common share	$0.4680	$0.4008
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$0.4680	$0.4008

__________________

(1)
There is no shareholder servicing fee with respect Class E redeemable common shares. Refer to Note 10 – “Related Party Transactions” below for further information on shareholder servicing fees.

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

The following tables detail the movement of and net proceeds received from the Company’s outstanding common shares for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2025	7,389,641	6,210,710	13,600,351
Common shares issued	382,068	1,890,369	2,272,437
DRIP shares issued	147,244	91,194	238,438
Common shares repurchased	(21,931)	(49,790)	(71,721)
Shares outstanding as of March 31, 2026	7,897,022	8,142,483	16,039,505

Proceeds from issuance of common shares	$10,792	$40,036	$50,828

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2024	5,064,764	3,823,418	8,888,182
Common shares issued	440,509	454,165	894,674
DRIP shares issued	61,689	43,666	105,355
Shares outstanding as of March 31, 2025	5,566,962	4,321,249	9,888,211

Proceeds from issuance of common shares	$10,150	$9,974	$20,124

As of March 31, 2026, no Class D or Class T shares have been issued.

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

For the three months ended March 31, 2026, the Company fulfilled approximately $1.5 million of repurchase requests. For the three months ended March 31, 2025, the Company did not fulfill any repurchase requests under the share repurchase plan.

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the three months ended March 31, 2026 and 2025:

	Class S Common Shares
	Three Months Ended March 31,
	2026	2025
Aggregate gross distributions declared per common share	$0.4680	$0.4008
Shareholder servicing fee per common share	(0.1093)	(0.0421)
Net distributions declared per common share	$0.3587	$0.3587

	Class I Common Shares(1)
	Three Months Ended March 31,
	2026	2025
Aggregate gross distributions declared per common share	$0.4680	$0.4008
Shareholder servicing fee per common share	—	—
Net distributions declared per common share	$0.4680	$0.4008

__________________

(1)
There is no shareholder servicing fee with respect Class I shares. Refer to Note 10 – “Related Party Transactions” below for further information on shareholder servicing fees.

CalSTRS Investment

On July 17, 2025, the Company and California State Teachers’ Retirement System (“CalSTRS”) entered into a Subscription Agreement (the “CalSTRS Subscription Agreement”), pursuant to which CalSTRS has agreed, from time to time, to purchase from the Company an aggregate amount of up to $200 million in Class I shares on or before July 16, 2027, at a price per share equal to the Company’s most recently determined NAV of its Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that the Company repurchase its Class I shares through the Company’s share repurchase plan. As of March 31, 2026, CalSTRS has purchased an aggregate of $50.0 million in the Company’s Class I shares pursuant to the terms of the CalSTRS Commitment.

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

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid the Management Fee equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, the Company uses its NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, the Company may repurchase such Class I shares or Class E shares from the Advisor at a later date. Any Class I shares or Class E shares obtained by the Advisor will not be subject to the Company’s share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. During the three months ended March 31, 2026 and 2025, no Management Fees were earned by the Advisor. See “Temporary Waiver of Management Fees” below for further information.

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

During the three months ended March 31, 2026 and 2025, the Advisor earned Performance Fees of approximately $1.0 million and $0.6 million, respectively, which the Advisor elected to receive as cash.

Temporary Waiver of Management Fees

On October 16, 2024, the Board of Trustees approved Amendment No. 1 to the Advisory Agreement (“Advisory Agreement Amendment”), which amends, among other things, the provisions of the Advisory Agreement related to the waiver of its Management Fee. Pursuant to the Advisory Agreement Amendment, the Advisor agreed to an additional waiver of the Management Fee beginning on January 1, 2025 and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) DRIP and

(ii) any investment from Strategic Investors (as defined in the Advisory Agreement Amendment)) exceeds $300.0 million (measured from and including subscriptions in January 2025).

As a result of this temporary waiver, during the three months ended March 31, 2026 and 2025, the Advisor did not earn any Management Fees. During the three months ended March 31, 2026 and 2025, the Advisor waived Management Fees of approximately $0.9 million and $0.6 million pursuant to the Advisory Agreement Amendment, respectively.

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

The following table details the components of Due to advisor as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Accrued operating expenses	$5,147	$5,818
Accrued offering costs	2,282	2,402
Accrued organization costs	788	830
Accrued management fees	—	—
Accrued performance fees	1,002	1,000
Total Due to advisor	$9,219	$10,050

Accrued operating expenses

The Advisor advanced certain of the Company’s operating expenses through December 1, 2024. Starting January 1, 2026, the Company began reimbursing the Advisor for all such advanced operating expenses in 60 equal monthly installments. Operating expenses incurred after December 1, 2024, are paid by the Company as incurred.

Accrued organization and offering costs

The Advisor advanced organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. The Advisor had incurred organization and offering costs on the Company’s behalf of approximately $3.1 million, consisting of offering costs of approximately $2.3 million and organization costs of approximately $0.8 million, and approximately $3.2 million, consisting of offering costs of approximately $2.4 million and organization costs of approximately $0.8 million, as of March 31, 2026 and December 31, 2025, respectively. The organization costs are recorded on the Condensed Consolidated Statements of Operations and the offering costs are charged to equity. Starting January 1, 2026, the Company began reimbursing the Advisor for all such advanced organization and offering costs in 60 equal monthly installments. Organization and offering expenses incurred after December 1, 2024, are paid by the Company as and when incurred.

Accrued affiliate service provider expenses

The Company may retain or the Advisor may retain pursuant to the terms of the Advisory Agreement, certain of the Advisor’s affiliates, from time to time, to provide services relating to the Company’s investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. During the three months ended March 31, 2026 and 2025, the amounts incurred for these services provided were approximately $0.3 million and $0.2 million, respectively.

The Company has engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to the Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the three months ended March 31, 2026 and 2025, the amounts incurred for these services provided were an insignificant amount and $0.1 million, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three months ended March 31, 2026, there were no amounts incurred for these services. During the three months ended March 31, 2025, the amounts incurred for these services provided were an insignificant amount.

Accrued Shareholder Servicing Fees

The Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Starwood Capital L.L.C. (the “Dealer Manager”) on October 31, 2023. The Dealer Manager is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such shareholder servicing fee includes an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares. However, with respect to Class T shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three months ended March 31, 2026 and 2025, the Dealer Manager did not retain any shareholder servicing fees, respectively.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were approximately $10.6 million and $10.0 million as of March 31, 2026, and December 31, 2025, respectively.

Related Party Share Ownership

As of March 31, 2026, the Advisor, its employees, its affiliates, including the Company’s trustees, and the Company’s independent trustees, hold an aggregate of $34.6 million in the Company, held as Class E common shares of the Company.

11. Net Income Per Common Share

Net income per common share for the three months ended March 31, 2026 and 2025, is computed as follows (in thousands, except for share and per share data):

	For the Three Months Ended March 31,
	2026	2025
Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$7,467	$6,063
Weighted-average common shares outstanding, basic	16,664,705	11,304,702
Basic net income per common share	$0.45	$0.54
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$7,467	$6,063
Weighted-average common shares outstanding, diluted(1)	16,665,198	11,305,280
Diluted net income per common share	$0.45	$0.54

__________________

(1)
Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested common share awards. As of March 31, 2026 and 2025, 2,832 and 2,932 unvested common shares were outstanding, respectively.

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

13. Commitments and Contingencies

As of March 31, 2026, the Company had unfunded commitments of approximately $55.8 million across its portfolio of loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves, and capital expenditures. Funding depends on timing of lease-up, renovation, and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. The Company expects to fund its loan commitments over the weighted average remaining term of the related loans.

As of March 31, 2026 and December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

14. Subsequent Events

Capital Raise Activity

During the period from April 1, 2026 through May 11, 2026, the Company issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class I Common Shares	662,784	$13,321	45,574	$916
Class S Common Shares	103,476	2,103	68,154	1,373
Class E Common Shares	4,750	100	348	7
Total	771,010	$15,524	114,076	$2,296

Financing Activity

On April 21, 2026, the Company amended the Citibank Repurchase Agreement to increase the maximum amount available for asset purchases by Citibank to up to $800.0 million (reflecting an increase from $600.0 million).

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

Although we believe the assumptions underlying the forward-looking statements, are reasonable, any of the assumptions could be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

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

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans are primarily secured by properties located in the U.S. and Europe and include multifamily, industrial and select other CRE asset classes, such as student housing, senior housing and self-storage. To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

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

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), which commenced on October 31, 2023. We intend to use the net proceeds from the offering primarily to make investments in commercial real estate debt and real estate-related securities consistent with our investment guidelines and for other general corporate purposes. We intend to continue selling our common shares in our continuous, blind pool private offering on a monthly basis.

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

Q1 2026 Highlights

Capital Activity and Distributions

•
Raised approximately $50.8 million of gross proceeds from the sale of our common shares through the continuous offering during the three months ended March 31, 2026.
•
Declared monthly net distributions totaling approximately $7.5 million for the three months ended March 31, 2026.

Investments

•
During the three months ended March 31, 2026, we originated two floating rate senior commercial real estate loans in the United States with a total commitment amount of approximately $202.2 million and total outstanding principal amount of approximately $199.8 million as of March 31, 2026.
•
During the three months ended March 31, 2026, we received approximately $20.0 million in proceeds attributable to the repayment one loan receivable, at par.

Financing Activity

•
Received net borrowings of approximately $142.8 million on our secured financing facilities during the three months ended March 31, 2026.

Financial Condition

Investment Activities

The table below presents a summary of our loans receivable portfolio as of March 31, 2026 (dollars in thousands):

	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
March 31, 2026	$1,629,711	$1,571,893	$1,570,361	6.23%	3.4

__________________

(1)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On March 31, 2026, the 30-day SOFR and 30-day SONIA were 3.7% and 3.7% per annum, respectively.
(2)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

Summary of Portfolio

The following charts further describe the composition of our investments in loans based on fair value as of March 31, 2026:

Financing Activities

We finance the majority of our loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of March 31, 2026 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Carrying Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	5.17%	$600,000	$90,894	$509,106	$508,466	$653,436	6/21/2026	6/21/2029
MS-International Repurchase Agreement(3)	5.54%	198,405	41,294	157,111	157,110	196,389	2/15/2029	2/15/2029
WF Repurchase Agreement	5.27%	500,000	135,305	364,695	364,310	462,288	11/14/2027	11/14/2030
MS US Repurchase Agreement	5.30%	250,000	62,540	187,460	187,391	258,248	7/25/2027	7/25/2028
Total		$1,548,405	$330,033	$1,218,372	$1,217,277	$1,570,361

_________________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On March 31, 2026, the 30-day SOFR and 30-day SONIA were 3.7% and 3.7% per annum, respectively.
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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. We were in compliance with all covenants as of March 31, 2026 and December 31, 2025, respectively.

Results of Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$
Revenues
Interest income	$22,560	$15,986	$6,574
Other revenue	1,673	1,109	564
Total revenues	24,233	17,095	7,138
Expenses
Interest expense	14,813	10,268	4,545
General and administrative expenses	1,183	951	232
Financing fees	180	161	19
Management fees	—	—	—
Performance fees	1,002	560	442
Total expenses	17,178	11,940	5,238
Gains (losses) from operations and financing
Unrealized gain on loans receivable, at fair value	470	946	(476)
Unrealized loss on secured financings, at fair value	(156)	(251)	95
Unrealized gain (loss) on derivative instruments, net	855	(982)	1,837
(Loss) gain on foreign currency translation	(757)	1,195	(1,952)
Total gains from operations and financing, net	412	908	(496)
Net income	$7,467	$6,063	$1,404

Revenues

During the three months ended March 31, 2026, revenues totaled approximately $24.2 million, and consisted of interest income of approximately $22.6 million and other revenue of approximately $1.7 million. During the three months ended March 31, 2025, revenues totaled approximately $17.1 million, and consisted of interest income of approximately $16.0 million and other revenues of approximately $1.1 million. The increase was primarily due to the larger loan portfolio, which resulted in an approximate $6.6 million increase in the interest income during the three months ended March 31, 2026, as compared to the same period ended March 31, 2025.

Expenses

During the three months ended March 31, 2026 and 2025, interest expense was approximately $14.8 million and $10.3 million, respectively. The approximate $4.5 million increase in interest expense was due to the larger debt balances outstanding related to the financing of the expanded loan investment portfolio, as described above. During the three months ended March 31, 2026 and 2025, financing fees totaled approximately $0.2 million and $0.2 million, respectively, which were primarily comprised of commitment fees paid to lenders in association with our repurchase facilities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the three months ended March 31, 2026 and 2025, general and administrative expenses were approximately $1.2 million and $1.0 million, respectively, and the increase is a result of an increase in professional fee expense.

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the three months ended March 31, 2026 and 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the three months ended March 31, 2026 and 2025, Performance Fees were approximately $1.0 million and $0.6 million, respectively. The increase is primarily due to an increase in core earnings for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

During the three months ended March 31, 2026, the net gain from operations and financing, net decreased approximately $0.5 million compared to the three months ended March 31, 2025. The decrease is primarily due to a reduction in unrealized gains on loans receivable, at fair value, of approximately $0.5 million, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

Starwood Capital may, from time to time, request to have such Class E shares repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan and are not therefore subject to the quarterly repurchase limit or the Early Repurchase Deduction. As of March 31, 2026, Starwood Capital has purchased $31.5 million in our Class E shares.

In addition, California State Teachers’ Retirement System (“CalSTRS”) has agreed, from time to time, to purchase an aggregate amount of up to $200 million of our Class I shares on or before July 16, 2027, at a price per share equal to our most recently determined NAV of our Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that we repurchase its Class I shares through our share repurchase plan. As of March 31, 2026, CalSTRS has purchased an aggregate of $50.0 million of our Class I shares pursuant to the terms of the CalSTRS Commitment.

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

As of March 31, 2026, we have established multiple loan repurchase facilities. We have pledged various loans as collateral and, based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, is permitted to borrow as much as $288.7 million. As of March 31, 2026, we had approximately $1.2 billion in outstanding debt. Refer to Note 3 – “Loans Receivable, at fair value” and Note 4 – “Secured financings, at fair value” for further information.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. The following table summarizes amounts available under these sources (dollars in thousands):

March 31, 2026
Cash and cash equivalents	$9,187
Available borrowings on undrawn repurchase agreements	288,739
Total available liquidity and capital resources(1)(2)	$297,926

__________________

(1)
Excludes a $118.5 million undrawn equity commitment by Starwood Capital.
(2)
Excludes a $150.0 million undrawn portion on the CalSTRS Commitment.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (dollars in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net cash provided by operating activities	$6,077	$5,129
Net cash used in investing activities	(181,442)	(101,267)
Net cash provided by financing activities	176,925	103,196
Effect of exchange rate changes on cash balances	(184)	18
Net increase in cash and cash equivalents and restricted cash	$1,376	$7,076

Cash flows provided by operating activities increased by approximately $0.9 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in loan origination and overall investment activity throughout the year ended December 31, 2025 and during the three months ended March 31, 2026.

Cash flows used in investing activities increased by approximately $80.2 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to loan originations and future fundings of approximately $201.5 million during the three months ended March 31, 2026 compared to approximately $101.3 million of loan originations and future fundings during the three months ended March 31, 2025. This increase was partially offset by an approximate $20.0 million of loan repayments during the three months ended March 31, 2026.

Cash flows provided by financing activities increased by approximately $73.7 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a increase of approximately $51.9 million in net borrowings on our secured financing lines and an approximate $34.3 million increase in net proceeds from the issuance of our common shares.

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

With regard to the NAV calculations, the same fair values of assets and liabilities determined by the application of the methods cited above are generally used in monthly NAV calculations. To calculate our NAV for purposes of establishing a purchase and repurchase price for our common shares, we have adopted a model that calculates the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under U.S. GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differ from U.S. GAAP. Shareholders should not consider NAV to be equivalent to shareholders' equity or any other U.S. GAAP measure. The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. Each report prepared by the Independent Valuation Advisor is addressed solely to us. The Independent Valuation Advisor’s reports are not addressed to the public and may not be relied upon by any other person to establish value of the facilities that will be used in calculating NAV. Our board of trustees has delegated to the Advisor the responsibility for monitoring significant events that may materially affect the values of our facilities for determining whether the existing valuations should be re-evaluated prior to the next scheduled monthly valuation in light of such significant events.

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

The monthly NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities (including distributions payable, accrued Management Fees, accrued Performance Fees and the deduction of any shareholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the Management Fee, the Performance Fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV also includes material non-recurring events occurring during the month. On an ongoing basis, the Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. The operating expenses and organizational and offering expenses advanced by the Advisor will not be included in such calculations until we reimburse the Advisor for such costs.

For purposes of calculating our NAV, the organization and offering expenses and operating expenses paid by the Advisor through December 1, 2024 will not be deducted as an expense until reimbursed by us (however such expenses may be amortized in order to mitigate these effects). For any organization and offering expenses and operating expenses incurred after December 1, 2024, we reimburse the Advisor for such expenses that it incurs on behalf of us as and when incurred.

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific distributions, Management Fees, Performance Fees and shareholder servicing fees. The declaration of distributions will reduce the NAV for each class of our shares in an amount equal to the accrual of our liability to pay any such distributions to our shareholders of record of each class. NAV per share for each class of shares is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The following table provides a breakdown of the major components of our total NAV as of March 31, 2026 (dollars in thousands, except for share amount):

Components of NAV	March 31, 2026
Loans receivable, at fair value	$1,570,361
Cash and cash equivalents	9,186
Restricted cash	1,061
Other assets(1)	8,119
Secured financings	(1,217,277)
Other liabilities	(7,046)
Subscriptions received in advance	(1,061)
Distributions payable	(2,659)
Due to advisor - Management(2) and Performance Fees	(1,002)
Accrued shareholder servicing fees(3)	(115)
Net asset value	$359,567
Number of outstanding shares (all classes)	17,776

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
(3)
Accrued shareholder servicing fee represents the accrual for the full cost of the shareholder servicing fee for Class T, Class S and Class D shares. Under U.S. GAAP, we accrued an estimate of the full cost of the shareholder servicing fees over the life of each share as an offering cost at the time we sold each of the Class T, Class S and Class D shares. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis. As of March 31, 2026, we have accrued under U.S. GAAP $10.6 million of shareholder servicing fees payable to the Dealer Manager related to the Class S shares sold.

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet to our NAV (dollars in thousands):

Reconciliation of Shareholders’ Equity and Redeemable Common Shares to NAV	March 31, 2026
Shareholders' equity and redeemable common shares	$341,159
Adjustments:
Organization expenses and offering costs advanced by Advisor(1)	3,070
Operating expenses advanced by Advisor(2)	4,311
Accrued shareholder service fee(3)	10,436
Unamortized debt facility costs(4)	591
NAV	$359,567

__________________

(1)
This represents the unamortized amount of organization expenses and offering costs advanced by the Advisor. The Advisor advanced organization and offering expenses on behalf of us (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. Starting January 1, 2026, we began reimbursing the Advisor for all such advanced expenses in 60 equal monthly installments. Organization and offering expenses incurred after December 1, 2024 are paid by us as incurred.
(2)
This represents the unamortized amount of operating expenses advanced by the Advisor. The Advisor agreed to advance certain of our operating expenses through December 1, 2024. Starting January 1, 2026, we began reimbursing the Advisor for all such advanced expenses in 60 equal monthly installments. Operating expenses incurred after December 1, 2024 are paid by us and are deducted as an expense for NAV as incurred.

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

The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2026 (dollars and shares in thousands, except for per share data):

NAV Per Share	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$159,259	$163,653	$36,655	$359,567
Number of outstanding shares	7,897	8,142	1,737	17,776
NAV Per Share as of March 31, 2026	$20.17	$20.10	$21.10

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three business days after month-end. Each class of our common shares received the same gross distribution per share, which was in aggregate $0.4680 per share during the three months ended March 31, 2026. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager.

The table below details the net distribution for each of our share classes for the three months ended March 31, 2026:

Record Date	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2026	$0.1414	$0.1560	$0.1560
February 28, 2026	0.1428	0.1560	0.1560
March 31, 2026	0.1415	0.1560	0.1560
Total	$0.4257	$0.4680	$0.4680

The following table summarizes our distributions declared during the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Amount	%	Amount	%
Distributions
Payable in cash	$4,074	55%	$2,120	49%
Reinvested in shares	3,391	45%	2,183	51%
Total distributions	$7,465	100%	$4,303	100%

Sources of Distributions
Cash flows from operating activities(1)	$7,465	100%	$4,303	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$7,465	100%	$4,303	100%

Total cash flows from operating activities	$6,077		$5,129

__________

(1)
As of March 31, 2026, our inception to date cash flows from operating activities funded 100% of our distributions.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affected by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 2 – “Summary of Significant Accounting Policies” to our financial statements for further descriptions of such accounting policies.

Recent Accounting Developments

Refer to Note 2 – “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to our financial statements.

Subsequent Events

Capital Raise Activity

During the period from April 1, 2026 through May 11, 2026, we issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class I Common Shares	662,784	$13,321	45,574	$916
Class S Common Shares	103,476	2,103	68,154	1,373
Class E Common Shares	4,750	100	348	7
Total	771,010	$15,524	114,076	$2,296

Financing Activity

On April 21, 2026, we amended the Citibank Repurchase Agreement to increase the maximum amount available for asset purchases by Citibank to up to $800.0 million (reflecting an increase from $600.0 million).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2026, we were not subject to any material legal proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Except as set forth below, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

There are no assurances that we will raise substantial capital, which may materially adversely affect our ability to achieve our investment objectives.

Our ability to raise capital is subject to a number known and unknown risks, and there can be no assurance that we will be able to increase the pace of capital raising, raise additional capital on favorable terms or raise additional capital at all. For example, Starwood Real Estate Income Trust, Inc., a non-traded equity REIT sponsored by Starwood Capital (“SREIT”), recently announced that it amended its share repurchase plan to generally suspend repurchases, other than in the case of certain requests made upon the death or disability of a stockholder and related to minimum account balances. While SREIT is a distinct legal entity from us and we have made no such amendments to our share repurchase plan, such changes may have a negative impact on our ability to raise substantial capital. If we are unable to raise substantial capital, we will make fewer investments, resulting in less breadth in terms of the type, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds.

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

The below table details the common shares sold in the offering (primary and DRIP) during the three months ended March 31, 2026 (dollars in thousands except share amounts):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration (4)
	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
January 2026(1)	168,246	445,868	33,381	$13,217
February 2026(2)	276,110	146,067	171	8,578
March 2026(3)	84,956	1,389,628	172	29,749
Total	529,312	1,981,563	33,724	$51,544

__________________

(1)
Includes 80,161 Class S shares, 47,661 Class I shares and 392 Class E shares issued on January 1, 2026, pursuant to our DRIP.
(2)
Includes 33,094 Class S shares, 21,157 Class I shares and 171 Class E shares issued on February 1, 2026, pursuant to our DRIP.
(3)
Includes 33,989 Class S shares, 22,169 Class I shares and 172 Class E shares issued on March 1, 2026, pursuant to our DRIP.
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

The table below sets forth common share repurchases by us during the three months ended March 31, 2026, under the share repurchase plan:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average Purchase	as Part of Publicly	Be Repurchased Pursuant to
	of Common Shares	Price Paid	Announced Plans	Publicly Announced
Repurchase Date:	Repurchased (1)	per Share	or Programs(1)	Plans or Programs (1)
January 2026	71,721	$20.36	71,721	—
February 2026	—	—	—	—
March 2026	—	—	—	—
Total	71,721	$20.36	71,721	—

__________________

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On May 8, 2026, the Company sold an aggregate of 621,930.772 of its Class I common shares pursuant to the CalSTRS Subscription Agreement for aggregate consideration of $12,500,000.00. The offer and sale of the Class I common shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D promulgated thereunder.

Item 6. Exhibits and Financial Statement Schedules

(a)
List of documents filed:
(1)
The Financial Statements of the Company. (See Item 1. above.)
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
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: May 11, 2026
By: /s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chairperson, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2026	By:/s/ Joseph Nieto
Name: Joseph Nieto
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)