Form 10-Q
period 2026-06-30
Starwood Credit Real Estate Income Trust
filed 2026-08-13
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

As of August 13, 2026, the issuer had the following shares outstanding: 8,346,280 Class S common shares, 1,738,033 Class E common shares, and 10,035,378 Class I common shares. There are no outstanding Class T common shares or Class D common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	June 30, 2026	December 31, 2025
Assets
Loans receivable, at fair value (including pledged loans of $1,526,491 and $1,392,131, respectively)	$1,526,491	$1,392,131
Cash and cash equivalents	5,525	3,272
Restricted cash	2,537	5,600
Accrued interest receivable	6,114	5,619
Other assets	875	1,433
Total assets	$1,541,542	$1,408,055
Liabilities and Equity
Secured financings (including $1,009,806 and $1,077,803, at fair value, respectively)	$1,150,101	$1,077,803
Subscriptions received in advance	2,537	5,600
Due to advisor	8,605	10,050
Accrued shareholder servicing fees	11,163	10,033
Interest payable	2,912	3,054
Distribution payable	2,331	5,493
Other liabilities	3,297	4,041
Total liabilities	1,180,946	1,116,074

Commitments and contingencies (see note 13)	—	—
Redeemable common shares — Class E shares, par value $0.01 per share; 1,742,736 and 1,703,737 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	36,665	35,910

Equity
Common shares — Class S shares, par value $0.01 per share; 8,464,842 and 7,389,641 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	85	74
Common shares — Class I shares, par value $0.01 per share; 8,635,776 and 6,210,710 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	86	62
Additional paid-in capital	325,821	257,060
Accumulated deficit and cumulative distributions	(2,061)	(1,125)
Total shareholders’ equity	323,931	256,071
Total liabilities, redeemable common shares, and equity	$1,541,542	$1,408,055

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Interest income	$24,322	$18,551	$46,882	$34,537
Other revenue	221	1,559	1,894	2,668
Total revenues	24,543	20,110	48,776	37,205
Expenses
Interest expense	15,900	12,133	30,713	22,401
General and administrative expenses	1,163	1,132	2,345	2,081
Financing fees	41	193	220	354
Management fees	—	—	—	—
Performance fees	686	639	1,689	1,199
Total expenses	17,790	14,097	34,967	26,035
Gains (losses) from operations and financing
Unrealized gain on loans receivable, at fair value	402	978	872	1,924
Unrealized loss on secured financings, at fair value	(134)	(258)	(290)	(509)
Unrealized (loss) gain on derivative instruments, net	(313)	(2,532)	542	(3,515)
Gain (loss) on foreign currency translation	58	2,390	(699)	3,585
Total gains from operations and financing, net	13	578	425	1,485
Net income	$6,766	$6,591	$14,234	$12,655
Net income per common share, basic	$0.37	$0.54	$0.82	$1.07
Net income per common share, diluted	$0.37	$0.54	$0.82	$1.07
Weighted-average common shares outstanding, basic	18,253,861	12,301,032	17,463,673	11,805,619
Weighted-average common shares outstanding, diluted	18,254,716	12,302,358	17,464,528	11,806,572

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity
Balance at March 31, 2026	$36,655	$79	$81	$305,467	$(1,123)	$304,504
Common shares issued (transferred)	111	6	9	27,724	—	27,739
Offering costs	—	—	—	(1,126)	—	(1,126)
Amortization of share grants	15	—	—	—	—	—
Common shares repurchased	—	—	(4)	(6,360)	—	(6,364)
Net income	—	—	—	—	6,766	6,766
Remeasurement of redeemable common shares	(116)	—	—	116	—	116
Distributions declared on common shares (see Note 9)	—	—	—	—	(7,704)	(7,704)
Balance at June 30, 2026	$36,665	$85	$86	$325,821	$(2,061)	$323,931

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity
Balance at March 31, 2025	$34,674	$56	$43	$185,692	$(3,734)	$182,057
Common shares issued	260	7	6	25,277	—	25,290
Offering costs	—	—	—	(1,369)	—	(1,369)
Amortization of share grants	15	—	—	—	—	—
Common shares repurchased	—	—	—	(255)	—	(255)
Net income	—	—	—	—	6,591	6,591
Remeasurement of redeemable common shares	164	—	—	(164)	—	(164)
Distributions declared on common shares (see Note 9)	—	—	—	—	(5,499)	(5,499)
Balance at June 30, 2025	$35,113	$63	$49	$209,181	$(2,642)	$206,651

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity
Balance at December 31, 2025	$35,910	$74	$62	$257,060	$(1,125)	$256,071
Common shares issued (transferred)	827	11	28	78,528	—	78,567
Offering costs	—	—	—	(2,050)	—	(2,050)
Amortization of share grants	30	—	—	—	—	—
Common shares repurchased	—	—	(4)	(7,819)	—	(7,823)
Net income	—	—	—	—	14,234	14,234
Remeasurement of redeemable common shares	(102)	—	—	102	—	102
Distributions declared on common shares (see Note 9)	—	—	—	—	(15,170)	(15,170)
Balance at June 30, 2026	$36,665	$85	$86	$325,821	$(2,061)	$323,931

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity
Balance at December 31, 2024	$34,307	$51	$38	$166,938	$(5,495)	$161,532
Common shares issued	352	12	11	45,392	—	45,415
Offering costs	—	—	—	(2,470)	—	(2,470)
Amortization of share grants	30	—	—	—	—	—
Common shares repurchased	—	—	—	(255)	—	(255)
Net income	—	—	—	—	12,655	12,655
Remeasurement of redeemable common shares	424	—	—	(424)	—	(424)
Distributions declared on common shares (see Note 9)	—	—	—	—	(9,802)	(9,802)
Balance at June 30, 2025	$35,113	$63	$49	$209,181	$(2,642)	$206,651

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$14,234	$12,655
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on loans receivable, at fair value	(872)	(1,924)
Unrealized loss on secured financings, at fair value	290	509
Unrealized (gain) loss on derivative instruments, net	(542)	3,515
Loss (gain) on foreign currency translation	699	(3,585)
Financing fees	220	354
Amortization of share grants	30	30
Change in assets and liabilities
Increase in accrued interest receivable	(495)	(569)
Decrease (increase) in prepaid assets	636	(257)
(Decrease) increase in due to advisor	(1,122)	627
(Decrease) increase in interest payable	(142)	139
(Decrease) increase in other liabilities	(279)	298
Net cash provided by operating activities	12,657	11,792

Cash flows from investing activities
Loan origination and funding activities	(234,690)	(200,176)
Repayment of loans receivable	98,887	19,500
Net cash used in investing activities	(135,803)	(180,676)

Cash flows from financing activities
Borrowings under secured financings	190,524	197,334
Financing fees paid	(850)	(354)
Repayments of secured financings	(115,169)	(60,938)
Contributions received from common shares issued	73,794	37,175
Subscriptions received in advance	2,537	5,165
Repurchases of common shares	(7,823)	(255)
Offering costs	(1,185)	(333)
Distributions	(18,331)	(9,802)
Net cash provided by financing activities	123,497	167,992
Effect of exchange rate changes on cash balances	(1,161)	18
Net change in cash and cash equivalents and restricted cash	(810)	(874)
Cash and cash equivalents and restricted cash, beginning of period	8,872	11,381
Cash and cash equivalents and restricted cash, end of period	$8,062	$10,507
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	5,525	5,342
Restricted cash	2,537	5,165
Total cash and cash equivalents and restricted cash	$8,062	$10,507
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,572	$22,258

Non-cash financing activities:
Accrued shareholder servicing fees due to affiliate	$1,916	$1,526
Accrued offering costs due to affiliate	(240)	68
Distributions payable	2,331	1,911
Distribution reinvestment	8,326	4,622
Allocation to redeemable non-controlling interests	(102)	424

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at June 30, 2026 and December 31, 2025 consisted of demand deposits and money market fund investments. Cash and cash equivalents is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

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

Derivative Financial Instruments and Hedging Activities

The Company enters into derivative financial instruments, specifically foreign exchange (“FX”) forward contracts, to manage risks from fluctuations in foreign exchange rates. The Company records its derivatives on its Condensed Consolidated Balance Sheets at fair value and such amounts are included as a component of Other assets or Other liabilities. No derivatives were designated as formal hedging relationships, but rather are considered economic hedges. Any changes in the fair value of these derivatives are recorded as components of Unrealized (loss) gain on derivative instruments, net on the Company’s Condensed Consolidated Statements of Operations. The Company classifies cash flows related to the non-designated derivatives in either operating or investing activities on the Condensed Consolidated Statements of Cash Flows depending on the nature of the cash flow activity.

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

As of June 30, 2026 and December 31, 2025, the Company has elected the fair value option for each of its outstanding loans. As of December 31, 2025, the Company had elected the fair value option for each of its outstanding secured financing borrowings. As of June 30, 2026, the Company has elected the fair value option for substantially all of its outstanding secured financing borrowings; two secured financing borrowings are carried at amortized cost, net of deferred financing costs.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average exchange rates for each reporting period. Remeasurement gains and losses on foreign currency denominated loans and secured financings are included in Gain (loss) on foreign currency translation in the Company's Condensed Consolidated Statements of Operations.

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

As of June 30, 2026 and December 31, 2025, the Company has elected the fair value option for each of its outstanding loans.

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

At December 1, 2024, the Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million. Such costs became the Company’s liability on December 1, 2023, the date of the initial closing of the Company’s continuous, blind pool private offering. These organization and offering costs are recorded as a component of Due to advisor on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a shareholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no shareholder servicing fee with respect to Class I or Class E shares.

The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of June 30, 2026:

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and six months ended June 30, 2026 and 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the three and six months ended June 30, 2026 and 2025, the amounts the Company recognized as compensation expense were insignificant.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During the three and six months ended June 30, 2026, the Advisor earned Performance Fees of approximately $0.7 million and $1.7 million, respectively, which the Advisor elected to receive as cash. During the three and six months ended June 30, 2025, the Advisor earned Performance Fees of approximately $0.6 million and $1.2 million, respectively, which the Advisor elected to receive as cash. As discussed in Note 8 – “Redeemable common shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s Condensed Consolidated Balance Sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of June 30, 2026 and December 31, 2025, the Company’s assets included multiple CRE loans and an investment in a loan participation denominated in GBP. Refer to Note 3 – “Loans Receivable, at fair value” for additional information.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In December 2025, the Financial Accounting Standards Board issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which amends ASC 270, Interim Reporting. The amendments are intended to improve the navigability and clarity of the interim reporting guidance within the Codification and to clarify when that guidance is applicable. The ASU does not expand or reduce existing interim disclosure requirements, but rather, it reorganizes and clarifies current requirements, including by adding a disclosure principle for material events occurring after the most recent annual reporting period. The amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this standard on its condensed consolidated financial statements and related disclosures.

3. Loans Receivable, at fair value

The table below presents the Company’s loans receivable, at fair value as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
June 30, 2026	$1,662,300	$1,527,621	$1,526,491	6.19%	3.5
December 31, 2025	1,451,231	1,394,131	1,392,131	6.68%	3.2

__________________

(1)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(2)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On June 30, 2026, the 30-day SOFR and 30-day SONIA were 3.6% and 3.7% per annum, respectively. On December 31, 2025, the 30-day SOFR and 30-day SONIA were 3.8% and 3.7% per annum, respectively.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

The tables below present the property type and geographic location of the properties securing the Company’s loans receivable, at fair value as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
Property Type	Fair Value	%	Fair Value	%
Multifamily	$890,461	58%	$765,561	55%
Industrial	603,965	40	626,570	45
Senior Housing	32,065	2	—	—
Total	$1,526,491	$100%	$1,392,131	$100%

	June 30, 2026		December 31, 2025
Geographic Location	Fair Value	%	Fair Value	%
West	$479,267	31%	$446,203	32%
Southeast	427,969	28	370,154	27
Southwest	152,545	10	152,335	11
Midwest	144,000	10	—	—
Mid-Atlantic	139,800	9	139,400	10
International	118,910	8	200,090	14
Northeast	64,000	4	83,949	6
Total	$1,526,491	100%	$1,392,131	100%

4. Secured financings

The following table presents the value of the Company’s secured financings as of the period ended June 30, 2026 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Carrying Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	5.15%	$800,000	$265,242	$534,758	$534,160	$686,188	4/21/2028	4/21/2031
MS-International Repurchase Agreement(3)	5.54%	198,930	103,802	95,128	95,129	118,911	2/15/2029	2/15/2029
WF Repurchase Agreement	5.25%	500,000	135,305	364,695	364,373	462,446	11/14/2027	11/14/2030
MS US Repurchase Agreement	5.27%	250,000	93,540	156,460	156,439	258,946	7/25/2027	7/25/2028
Total		$1,748,930	$597,889	$1,151,041	$1,150,101	$1,526,491

__________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under the Company’s repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On June 30, 2026, the 30-day SOFR and 30-day SONIA were 3.6% and 3.7% per annum, respectively.
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

On each of April 21, 2026 and July 30, 2026, the Company entered into an Amended and Restated Master Repurchase Agreement with Citibank (as amended and restated, and together with the related transaction documents, the “Citibank Repurchase Agreement”). As amended and restated, the Citibank Repurchase Agreement provides for asset purchases of up to $800.0 million (reflecting an increase from the previous $600.0 million limit) by Citibank. The initial facility expiration date is April 21, 2028, subject to three (3) one-year extension options exercisable at the Company's option (which, if all are exercised, would extend the maximum facility expiration date to April 21, 2031), in each case subject to the satisfaction of certain predefined conditions, including compliance with certain financial and administrative covenants, and payment of applicable extension fees. In connection with the amendment and restatement, SCREDIT CA Fundings, LLC was added as an additional special-purpose subsidiary seller under the facility. Borrowings bear interest at one-month Term SOFR plus a spread and interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the Citibank Repurchase Agreement. In addition, the Citibank Repurchase Agreement permits the sale of mortgaged properties located outside of the United States of America to Citibank by the Company, including properties whose applicable purchase price is denominated in euros, Swiss francs, pounds sterling or Australian dollars.

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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Company was in compliance with all covenants as of June 30, 2026 and December 31, 2025, respectively.

Counterparty Exposure

The Company has pledged certain real estate loan investments as collateral for its secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, the Company would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes the Company’s net exposure with those counterparties where the amount at risk exceeded 10.0% of shareholder’s equity as of June 30, 2026 (dollars in thousands):

Counterparty	Debt Amount Outstanding	Net Counterparty Exposure	Weighted Average Life (Years)(1)
Citibank	$534,758	$151,430	4.8
Morgan Stanley	251,588	126,269	2.3
Wells Fargo Bank	364,695	97,751	4.4
Total	$1,151,041	$375,450

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

The following table represents the future principal payments under the Company’s secured debt amount outstanding, as of June 30, 2026 (dollars in thousands):

Year	Total(1)
2026 (remaining)	$—
2027	—
2028	156,460
2029	95,128
2030	364,695
2031	534,758
Thereafter	—
Total	$1,151,041

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

The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy (dollars in thousands):

	June 30, 2026			December 31, 2025
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	$—	$—	$1,526,491	$—	$—	$1,392,131
Derivative instrument assets, at fair value	—	78	—	—	—	—
Total	$—	$78	$1,526,491	$—	$—	$1,392,131

Financial Liabilities:
Secured financings, at fair value(1)	$—	$—	$(1,009,806)	$—	$—	$(1,077,803)
Derivative instrument liabilities, at fair value	—	(2,180)	—	—	(2,645)	—
Total	$—	$(2,180)	$(1,009,806)	$—	$(2,645)	$(1,077,803)

__________________

(1)
Excludes secured financings for which the Company has not elected the fair value option.

The following tables show a reconciliation of the beginning and ending fair value measurements of the Company’s Loans Receivable, at fair value, for the three and six months ended June 30, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning Balance	$1,570,361	$1,392,131
Loan originations and fundings	33,206	234,690
Loan repayments	(78,845)	(98,887)
Unrealized gain on loans receivable, at fair value	402	872
Gain (loss) on foreign currency translation	1,367	(2,315)
Balance as of June 30, 2026	$1,526,491	$1,526,491

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning Balance	$936,846	$828,215
Loan originations and fundings	98,484	200,176
Loan repayments	(19,500)	(19,500)
Unrealized gain on loans receivable, at fair value	978	1,924
Gain on foreign currency translation	12,152	18,145
Balance as of June 30, 2025	$1,028,960	$1,028,960

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s Secured financings, at fair value, for the three and six months ended June 30, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning Balance	$(1,102,653)	$(1,077,803)
Borrowings under secured financings, at fair value	—	(49,673)
Repayments of secured financings, at fair value	93,136	115,169
Unrealized loss on secured financings, at fair value	(134)	(290)
(Loss) gain on foreign currency translation	(155)	2,791
Balance as of June 30, 2026	$(1,009,806)	$(1,009,806)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning Balance	$(715,778)	$(619,787)
Borrowings under secured financings, at fair value	(87,910)	(197,334)
Repayments of secured financings, at fair value	42,438	60,938
Unrealized loss on secured financings, at fair value	(258)	(509)
Loss on foreign currency translation	(9,758)	(14,574)
Balance as of June 30, 2025	$(771,266)	$(771,266)

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$1,526,491	Discounted cash flow	Discount Rate	6.19%	5.95 - 6.56%
Financial Liabilities:
Secured financings, at fair value	$(1,009,806)	Discounted cash flow	Discount Rate	5.25%	5.06 - 5.57%

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$1,392,131	Discounted cash flow	Discount Rate	6.68%	6.12 - 7.48%
Financial Liabilities:
Secured financings, at fair value	$(1,077,803)	Discounted cash flow	Discount Rate	5.72%	5.13 - 6.16%

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

As of June 30, 2026, secured borrowings for which the Company has not elected the fair value option totaled $140.9 million ($140.3 million, net of deferred financing costs). There were no such borrowings outstanding as of December 31, 2025. Had these instruments been included within the Company's fair value hierarchy, they would have been classified as Level 3.

6. Other assets and Other liabilities

The following table summarizes the components of Other assets (dollars in thousands):

	June 30, 2026	December 31, 2025
Prepaid assets	$797	$1,433
Derivative instrument assets, at fair value	78	—
Total other assets	$875	$1,433

The following table summarizes the components of Other liabilities (dollars in thousands):

	June 30, 2026	December 31, 2025
Derivative instrument liabilities, at fair value	$2,180	$2,645
Accrued expenses	796	848
Unearned revenue	—	277
Trustee compensation payable	45	45
Deposit liability	276	226
Total other liabilities	$3,297	$4,041

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

The Company is exposed to certain foreign currency risk from its investments in assets denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of June 30, 2026 and December 31, 2025, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

The Company has entered into FX forward contracts pursuant to which the Company agrees to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows the Company expects to receive or pay related to certain foreign denominated loan investments. The following tables summarize the Company’s non-designated derivatives as of June 30, 2026 and December 31, 2025, respectively (notional amounts in thousands):

	June 30, 2026
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	5	31,950	GBP	October 2026 - June 2027
FX Contracts - Buy GBP	1	12,068	GBP	June 2027
Total FX derivatives	6

	December 31, 2025
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	4	31,150	GBP	March 2026 - June 2027
Total FX derivatives	4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Foreign exchange contracts	$78	$—	$2,180	$2,645
	$78	$—	$2,180	$2,645

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025, respectively (dollars in thousands):

		For the Three Months Ended June 30,
Type of Derivative	Income Statement Location	2026	2025
Foreign Currency Forward Contracts	Unrealized loss on derivative instruments, net	$(313)	$(2,532)
		$(313)	$(2,532)

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025, respectively (dollars in thousands):

		For the Six Months Ended June 30,
Type of Derivative	Income Statement Location	2026	2025
Foreign Currency Forward Contracts	Unrealized gain (loss) on derivative instruments, net	$542	$(3,515)
		$542	$(3,515)

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

The following tables detail the movement in the Company’s outstanding Class E redeemable common shares during the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

Redeemable Common Shares
Shares outstanding as of March 31, 2026	1,737,461
Redeemable common shares issued	4,750
DRIP shares issued	525
Shares outstanding as of June 30, 2026	1,742,736

Proceeds from issuance of redeemable common shares	$111

Redeemable Common Shares
Shares outstanding as of March 31, 2025	1,675,423
Redeemable common shares issued	12,081
DRIP shares issued	460
Shares outstanding as of June 30, 2025	1,687,964

Proceeds from issuance of redeemable common shares	$260

Redeemable Common Shares
Shares outstanding as of December 31, 2025	1,703,737
Redeemable common shares issued	37,739
DRIP shares issued	1,260
Shares outstanding as of June 30, 2026	1,742,736

Proceeds from issuance of redeemable common shares	$827

Redeemable Common Shares
Shares outstanding as of December 31, 2024	1,670,897
Redeemable common shares issued	16,230
DRIP shares issued	837
Shares outstanding as of June 30, 2025	1,687,964

Proceeds from issuance of redeemable common shares	$352

At June 30, 2026, all issued and outstanding Class E redeemable common shares are classified as temporary equity pursuant to ASC 480-10-S99. These shares are classified as temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization, Starwood Capital may request to have such Class E shares repurchased by the Company from time to time, subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of Management Fees and/or Performance Fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the Advisory Agreement (as defined below). The fair value of the Class E common shares are subsequently adjusted to equal what the repurchase amount would be as if repurchase were to occur at the reporting date. As of June 30, 2026 and December 31, 2025, the Class E common shares are remeasured using the NAV per share as of June 30, 2026 and December 31, 2025, respectively, with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

Starwood Capital agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares (the “Initial Capitalization”). As of June 30, 2026, Starwood Capital had purchased an aggregate of $31.5 million pursuant to the Initial Capitalization, with $118.5 million remaining uncalled by the Company. Starwood Capital may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the Company’s share repurchase plan and are therefore not subject to the quarterly repurchase limit or the Early Repurchase Deduction.

Distributions

The following table details the aggregate distributions declared for the Class E redeemable common shares for the three and six months ended June 30, 2026 and 2025, respectively:

	Class E Redeemable Common Shares
	For the Three Months Ended June 30,
	2026	2025
Aggregate gross distributions declared per redeemable common share	$0.4420	$0.4680
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$0.4420	$0.4680

	For the Six Months Ended June 30,
	2026	2025
Aggregate gross distributions declared per redeemable common share	$0.9100	$0.8688
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$0.9100	$0.8688

__________________

(1)
There is no shareholder servicing fee with respect to Class E redeemable common shares. Refer to Note 10 – “Related Party Transactions” below for further information on shareholder servicing fees.

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

The following tables detail the movement of and net proceeds received from the Company’s outstanding common shares for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of March 31, 2026	7,897,022	8,142,483	16,039,505
Common shares issued (1)	475,438	730,629	1,206,067
DRIP shares issued	102,767	68,873	171,640
Common shares repurchased	(10,385)	(306,209)	(316,594)
Shares outstanding as of June 30, 2026	8,464,842	8,635,776	17,100,618

Proceeds from issuance of common shares	$11,674	$16,065	$27,739

__________________

(1)
Includes exchanges between share classes.

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of March 31, 2025	5,566,962	4,321,249	9,888,211
Common shares issued	603,392	523,782	1,127,174
DRIP shares issued	74,704	49,945	124,649
Common shares repurchased	(6,419)	(6,238)	(12,657)
Shares outstanding as of June 30, 2025	6,238,639	4,888,738	11,127,377

Proceeds from issuance of common shares	$13,744	$11,546	$25,290

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2025	7,389,641	6,210,710	13,600,351
Common shares issued (1)	867,485	2,620,998	3,488,483
DRIP shares issued	250,011	160,067	410,078
Common shares repurchased	(42,295)	(355,999)	(398,294)
Shares outstanding as of June 30, 2026	8,464,842	8,635,776	17,100,618

Proceeds from issuance of common shares	$22,467	$56,100	$78,567

__________________

(1)
Includes exchanges between share classes.

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2024	5,064,764	3,823,418	8,888,182
Common shares issued	1,043,901	977,947	2,021,848
DRIP shares issued	136,393	93,611	230,004
Common shares repurchased	(6,419)	(6,238)	(12,657)
Shares outstanding as of June 30, 2025	6,238,639	4,888,738	11,127,377

Proceeds from issuance of common shares	$23,895	$21,520	$45,415

As of June 30, 2026, no Class D or Class T shares have been issued.

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

For the three and six months ended June 30, 2026, the Company fulfilled approximately $6.4 million and $7.8 million of repurchase requests under the share repurchase plan, respectively. For the three and six months ended June 30, 2025, the Company fulfilled approximately $0.3 million of repurchase requests under the share repurchase plan.

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the three and six months ended June 30, 2026 and 2025:

	Class S Common Shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Aggregate gross distributions declared per common share	$0.4420	$0.4680	$0.9100	$0.8688
Shareholder servicing fee per common share	(0.0426)	(0.0427)	(0.0849)	(0.0848)
Net distributions declared per common share	$0.3994	$0.4253	$0.8251	$0.7840

	Class I Common Shares(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Aggregate gross distributions declared per common share	$0.4420	$0.4680	$0.9100	$0.8688
Shareholder servicing fee per common share	—	—	—	—
Net distributions declared per common share	$0.4420	$0.4680	$0.9100	$0.8688

__________________

(1)
There is no shareholder servicing fee with respect Class I shares. Refer to Note 10 – “Related Party Transactions” below for further information on shareholder servicing fees.

CalSTRS Investment

On July 17, 2025, the Company and California State Teachers’ Retirement System (“CalSTRS”) entered into a Subscription Agreement (the “CalSTRS Subscription Agreement”), pursuant to which CalSTRS has agreed, from time to time, to purchase from the Company an aggregate amount of up to $200 million in Class I shares on or before July 16, 2027, at a price per share equal to the Company’s most recently determined NAV of its Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that the Company repurchase its Class I shares through the Company’s share repurchase plan. As of June 30, 2026, CalSTRS has purchased an aggregate of $62.5 million in the Company’s Class I shares pursuant to the terms of the CalSTRS Commitment.

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

Management and Performance Fee

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid the Management Fee equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. The Company does not pay the Advisor the Management Fee with respect to the Class E shares. In calculating the Management Fee, the Company uses its NAV before giving effect to accruals for the Management Fee, Performance Fee, shareholder servicing fees or distributions payable on common shares. The Management Fee may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. To the extent that the Advisor elects to receive any portion of the Management Fee in Class I shares or Class E shares, the Company may repurchase such Class I shares or Class E shares from the Advisor at a later date. Any Class I shares or Class E shares obtained by the Advisor will not be subject to the Company’s share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. During the three and six months ended June 30, 2026 and 2025, no Management Fees were earned by the Advisor. See “Temporary Waiver of Management Fees” below for further information.

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

During the three months ended June 30, 2026 and 2025, the Advisor earned Performance Fees of approximately $0.7 million and $0.6 million, respectively, which the Advisor elected to receive as cash. During the six months ended June 30, 2026 and 2025, the Advisor earned Performance Fees of approximately $1.7 million and $1.2 million, respectively, which the Advisor elected to receive as cash.

Temporary Waiver of Management Fees

On October 16, 2024, the Board of Trustees approved Amendment No. 1 to the Advisory Agreement (“Advisory Agreement Amendment”), which amended, among other things, the provisions of the Advisory Agreement related to the waiver of its Management Fee. Pursuant to the Advisory Agreement Amendment, the Advisor agreed to an additional waiver of the Management Fee beginning on January 1, 2025 and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) DRIP and (ii) any investment from Strategic Investors (as defined in the Advisory Agreement Amendment)) exceeds $300.0 million (measured from and including subscriptions in January 2025).

As a result of this temporary waiver, during the three and six months ended June 30, 2026 and 2025, the Advisor did not earn any Management Fees. During the three and six months ended June 30, 2026, the Advisor waived Management Fees of approximately $1.1 million and $2.0 million pursuant to the Advisory Agreement Amendment, respectively. During the three and six months ended June 30, 2025, the Advisor waived Management Fees of approximately $0.7 million and $1.3 million pursuant to the Advisory Agreement Amendment, respectively.

On July 1, 2026, pursuant to the Advisory Agreement Amendment, the additional waiver of the Management Fee agreed to by the Advisor ended and accordingly, the Advisor began earning Management Fees commencing July 1, 2026, in accordance with the terms of the Advisory Agreement.

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

The following table details the components of Due to advisor as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Accrued operating expenses	$5,010	$5,818
Accrued offering costs	2,162	2,402
Accrued organization costs	747	830
Accrued management fees	—	—
Accrued performance fees	686	1,000
Total Due to advisor	$8,605	$10,050

Accrued operating expenses

The Advisor advanced certain of the Company’s operating expenses through December 1, 2024. The Advisor had incurred operating costs on the Company’s behalf of $5.0 million and $5.8 million, as of June 30, 2026 and December 31, 2025, respectively. Starting January 1, 2026, the Company began reimbursing the Advisor for all such advanced operating expenses in 60 equal monthly installments. Operating expenses incurred after December 1, 2024, are paid by the Company as incurred.

Accrued organization and offering costs

The Advisor advanced organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. The Advisor had incurred organization and offering costs on the Company’s behalf of approximately $2.9 million, consisting of offering costs of approximately $2.2 million and organization costs of approximately $0.7 million, and approximately $3.2 million, consisting of offering costs of approximately $2.4 million and organization costs of approximately $0.8 million, as of June 30, 2026 and December 31, 2025, respectively. The organization costs are recorded on the Condensed Consolidated Statements of Operations and the offering costs are charged to equity. Starting January 1, 2026, the Company began reimbursing the Advisor for all such advanced organization and offering costs in 60 equal monthly installments. Organization and offering expenses incurred after December 1, 2024, are paid by the Company as incurred.

Accrued affiliate service provider expenses

The Company may retain or the Advisor may retain pursuant to the terms of the Advisory Agreement, certain of the Advisor’s affiliates, from time to time, to provide services relating to the Company’s investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. During the three and six months ended June 30, 2026, the amounts incurred for these services provided were approximately $1.0 million and $2.1 million, respectively. During the three and six months ended June 30, 2025, the amounts incurred for these services provided were approximately $0.7 million and $1.2 million, respectively.

The Company has engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to the Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the three and six months ended June 30, 2026, the amounts incurred for these services provided were an insignificant amount, respectively. During the three and six months ended June 30, 2025, the amounts incurred for these services provided were an insignificant amount and $0.1 million, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three months ended June 30, 2026, there were no amounts incurred for these services. During the three and six months ended June 30, 2025, the amounts incurred for these services provided were an insignificant amount.

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

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and six months ended June 30, 2026 and 2025, the Dealer Manager did not retain any shareholder servicing fees, respectively.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were approximately $11.2 million and $10.0 million as of June 30, 2026, and December 31, 2025, respectively.

Related Party Share Ownership

As of June 30, 2026, the Advisor, its employees, its affiliates, including the Company’s trustees, and the Company’s independent trustees, hold an aggregate of $34.6 million in the Company, held as Class E common shares of the Company.

11. Net Income Per Common Share

Net income per common share for the three and six months ended June 30, 2026 and 2025, is computed as follows (in thousands, except for share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$6,766	$6,591	$14,234	$12,655
Weighted-average common shares outstanding, basic	18,253,861	12,301,032	17,463,673	11,805,619
Basic net income per common share	$0.37	$0.54	$0.82	$1.07
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$6,766	$6,591	$14,234	$12,655
Weighted-average common shares outstanding, diluted(1)	18,254,716	12,302,358	17,464,528	11,806,572
Diluted net income per common share	$0.37	$0.54	$0.82	$1.07

__________________

(1)
Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested common share awards. As of June 30, 2026 and 2025, 2,832 and 2,932 unvested common shares were outstanding, respectively.

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

13. Commitments and Contingencies

As of June 30, 2026, the Company had unfunded commitments of approximately $54.7 million across its portfolio of loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves, and capital expenditures. Funding depends on timing of lease-up, renovation, and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. The Company expects to fund its loan commitments over the weighted average remaining term of the related loans.

As of June 30, 2026 and December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

14. Subsequent Events

Capital Raise Activity

During the period from July 1, 2026 through August 13, 2026, the Company issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class I Common Shares	1,109,157	$22,174	40,036	$801
Class S Common Shares	130,895	2,634	58,930	1,182
Class E Common Shares	—	—	297	6
Total	1,240,052	$24,808	99,263	$1,989

Investment Activity

During the period from July 1, 2026 through August 13, 2026, the Company originated one U.S. commercial real estate loan with a total outstanding principal amount of $45.2 million and a total loan amount of $53.2 million. The loan earns interest at one-month term SOFR plus a spread for an interest rate of approximately 5.9% based on the interest rate in effect at origination and has an initial maturity date of August 2029.

During the period from July 1, 2026 through August 13, 2026, the Company acquired one non-U.S. commercial real estate loan participation with a total outstanding principal amount of €88.2 million and a total loan amount of €100.0 million. The loan earns interest at three-month Euro Interbank Offered Rate (“EURIBOR”) plus a spread for an interest rate of approximately 5.1% based on the interest rate in effect at acquisition and has an initial maturity date of May 2028.

Management Fees

On July 1, 2026, pursuant to the Advisory Agreement Amendment, the additional waiver of the Management Fee agreed to by the Advisor ended and accordingly, the Advisor began earning Management Fees commencing July 1, 2026, in accordance with the terms of the Advisory Agreement.

Other Financing Activity

As further described herein, on July 30, 2026, the Citibank Repurchase Agreement was amended and restated to permit the sale of mortgaged properties located outside of the United States of America to Citibank by the Company, including properties whose applicable purchase price is denominated in euros, Swiss francs, pounds sterling or Australian dollars.

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

Overview

We are a Maryland statutory trust formed on June 28, 2023 and we have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023. We are externally managed by our investment advisor, Starwood Credit Advisors, L.L.C. (“Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Holdings, and any of their respective predecessor entities, “Starwood Capital” or the “Sponsor”). Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $90 billion of capital and currently has approximately $130 billion of assets under management.

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

Q2 2026 Highlights

Capital Activity and Distributions

•
Raised approximately $27.7 million of gross proceeds from the sale of our common shares through the continuous offering during the three months ended June 30, 2026.
•
Declared monthly net distributions totaling approximately $7.7 million for the three months ended June 30, 2026.

Investments

•
During the three months ended June 30, 2026, we originated one floating rate senior commercial real estate loan in the United States with a total commitment amount and total outstanding principal amount of approximately $32.1 million as of June 30, 2026.
•
During the three months ended June 30, 2026, we received approximately $78.8 million in proceeds attributable to the repayment of one loan receivable, at par.

Financing Activity

•
Repaid net borrowings of approximately $67.5 million on our secured financing facilities during the three months ended June 30, 2026.

Financial Condition

Investment Activities

The table below presents a summary of our loans receivable portfolio as of June 30, 2026 (dollars in thousands):

	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
June 30, 2026	$1,662,300	$1,527,621	$1,526,491	6.19%	3.5

__________________

(1)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(2)
Represents the weighted average interest rate for each loan as of period end. With the exception of the industrial loan asset collateralized by properties in various locations in the United Kingdom, loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Secured Overnight Index Average (“SONIA”) plus a spread. On June 30, 2026, the 30-day SOFR and 30-day SONIA were 3.6% and 3.7% per annum, respectively.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

Summary of Portfolio

The following charts further describe the composition of our investments in loans based on fair value as of June 30, 2026:

Financing Activities

We finance the majority of our loan portfolio through repurchase agreements. The table below summarizes our repurchase agreement borrowings as of June 30, 2026 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Carrying Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement	5.15%	$800,000	$265,242	$534,758	$534,160	$686,188	4/21/2028	4/21/2031
MS-International Repurchase Agreement(3)	5.54%	198,930	103,802	95,128	95,129	118,911	2/15/2029	2/15/2029
WF Repurchase Agreement	5.25%	500,000	135,305	364,695	364,373	462,446	11/14/2027	11/14/2030
MS US Repurchase Agreement	5.27%	250,000	93,540	156,460	156,439	258,946	7/25/2027	7/25/2028
Total		$1,748,930	$597,889	$1,151,041	$1,150,101	$1,526,491

_________________________

(1)
Represents the weighted average interest rate as of period end. With the exception of MS-International Repurchase Agreement, borrowings under our repurchase agreements carry interest at one-month Term SOFR plus a spread. Borrowings under MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On June 30, 2026, the 30-day SOFR and 30-day SONIA were 3.6% and 3.7% per annum, respectively.
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

On each of April 21, 2026 and July 30, 2026, we entered into an Amended and Restated Master Repurchase Agreement with Citibank (as amended and restated, and together with the related transaction documents, the “Citibank Repurchase Agreement”). As amended and restated, the Citibank Repurchase Agreement provides for asset purchases of up to $800.0 million (reflecting an increase from the previous $600.0 million limit) by Citibank. The initial facility expiration date is April 21, 2028, subject to three (3) one-year extension options exercisable at our option (which, if all are exercised, would extend the maximum facility expiration date to April 21, 2031), in each case subject to the satisfaction of certain predefined conditions, including compliance with certain financial and administrative covenants, and payment of applicable extension fees. In connection with the amendment and restatement, SCREDIT CA Fundings, LLC was added as an additional special-purpose subsidiary seller under the facility. Borrowings bear interest at one-month Term SOFR plus a spread and interest is paid monthly. Recourse to us is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by us that borrow funds under the Citibank Repurchase Agreement. In addition, the Citibank Repurchase Agreement permits the sale of mortgaged properties located outside of the United States of America to Citibank by us, including properties whose applicable purchase price is denominated in euros, Swiss francs, pounds sterling or Australian dollars.

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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. We were in compliance with all covenants as of June 30, 2026 and December 31, 2025, respectively.

Results of Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$
Revenues
Interest income	$24,322	$18,551	$5,771
Other revenue	221	1,559	(1,338)
Total revenues	24,543	20,110	4,433
Expenses
Interest expense	15,900	12,133	3,767
General and administrative expenses	1,163	1,132	31
Financing fees	41	193	(152)
Management fees	—	—	—
Performance fees	686	639	47
Total expenses	17,790	14,097	3,693
Gains (losses) from operations and financing
Unrealized gain on loans receivable, at fair value	402	978	(576)
Unrealized loss on secured financings, at fair value	(134)	(258)	124
Unrealized loss on derivative instruments, net	(313)	(2,532)	2,219
Gain on foreign currency translation	58	2,390	(2,332)
Total gains from operations and financing, net	13	578	(565)
Net income	$6,766	$6,591	$175

Revenues

During the three months ended June 30, 2026, revenues totaled approximately $24.5 million, and consisted of interest income of approximately $24.3 million and other revenue of approximately $0.2 million. During the three months ended June 30, 2025, revenues totaled approximately $20.1 million, and consisted of interest income of approximately $18.6 million and other revenues of approximately $1.6 million. The increase was primarily due to the larger loan portfolio, which resulted in an approximate $5.8 million increase in the interest income during the three months ended June 30, 2026, as compared to the same period ended June 30, 2025.

Expenses

During the three months ended June 30, 2026 and 2025, interest expense was approximately $15.9 million and $12.1 million, respectively. The approximate $3.8 million increase in interest expense was due to the larger debt balances outstanding related to the financing of the expanded loan investment portfolio, as described above. During the three months ended June 30, 2026 and 2025, financing fees totaled an insignificant amount and $0.2 million, respectively, which were primarily comprised of commitment fees paid to lenders in association with our repurchase facilities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the three months ended June 30, 2026 and 2025, general and administrative expenses were approximately $1.2 million and $1.1 million, respectively, and the increase is a result of an increase in professional fee expense.

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the three months ended June 30, 2026 and 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the three months ended June 30, 2026 and 2025, Performance Fees were approximately $0.7 million and $0.6 million, respectively. The increase is primarily due to an increase in core earnings for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

During the three months ended June 30, 2026, the net gains from operations and financing, net decreased approximately $0.6 million compared to the three months ended June 30, 2025. The decrease is primarily due to a reduction in unrealized gains on loans receivable, at fair value, of approximately $0.6 million, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

The following table sets forth information regarding our condensed consolidated results of operations for the six months ended June 30, 2026 and 2025, respectively:

	For the Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$
Revenues
Interest income	$46,882	$34,537	$12,345
Other revenue	1,894	2,668	(774)
Total revenues	48,776	37,205	11,571
Expenses
Interest expense	30,713	22,401	8,312
General and administrative expenses	2,345	2,081	264
Financing fees	220	354	(134)
Management fees	—	—	—
Performance fees	1,689	1,199	490
Total expenses	34,967	26,035	8,932
Gains (losses) from operations and financing
Unrealized gain on loans receivable, at fair value	872	1,924	(1,052)
Unrealized loss on secured financings, at fair value	(290)	(509)	219
Unrealized gain (loss) on derivative instruments, net	542	(3,515)	4,057
(Loss) gain on foreign currency translation	(699)	3,585	(4,284)
Total gains from operations and financing, net	425	1,485	(1,060)
Net income	$14,234	$12,655	$1,579

Revenues

During the six months ended June 30, 2026, revenues totaled approximately $48.8 million, and consisted of interest income of approximately $46.9 million and other revenue of approximately $1.9 million. During the six months ended June 30, 2025, revenues totaled approximately $37.2 million, and consisted of interest income of approximately $34.5 million and other revenues of approximately $2.7 million. The increase was primarily due to the larger loan portfolio, which resulted in an approximate $12.3 million increase in the interest income during the six months ended June 30, 2026, as compared to the same period ended June 30, 2025.

Expenses

During the six months ended June 30, 2026 and 2025, interest expense was approximately $30.7 million and $22.4 million, respectively. The approximate $8.3 million increase in interest expense was due to the larger debt balances outstanding related to the financing of the expanded loan investment portfolio, as described above. During the six months ended June 30, 2026 and 2025, financing fees totaled approximately $0.2 million and $0.4 million, respectively, which were primarily comprised of commitment fees paid to lenders in association with our repurchase facilities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the six months ended June 30, 2026 and 2025, general and administrative expenses were approximately $2.3 million and $2.1 million, respectively, and the increase is a result of an increase in professional fee expense.

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the six months ended June 30, 2026 and 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the six months ended June 30, 2026 and 2025, Performance Fees were approximately $1.7 million and $1.2 million, respectively. The increase is primarily due to an increase in core earnings for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

During the six months ended June 30, 2026, the net gains from operations and financing, net decreased approximately $1.1 million compared to the six months ended June 30, 2025. The decrease is primarily due to a reduction in unrealized gains on loans receivable, at fair value, of approximately $1.1 million, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

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

Starwood Capital may, from time to time, request to have such Class E shares repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan and are not therefore subject to the quarterly repurchase limit or the Early Repurchase Deduction. As of June 30, 2026, Starwood Capital has purchased $31.5 million in our Class E shares.

In addition, California State Teachers’ Retirement System (“CalSTRS”) has agreed, from time to time, to purchase an aggregate amount of up to $200 million of our Class I shares on or before July 16, 2027, at a price per share equal to our most recently determined NAV of our Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that we repurchase its Class I shares through our share repurchase plan. As of June 30, 2026, CalSTRS has purchased an aggregate of $62.5 million of our Class I shares pursuant to the terms of the CalSTRS Commitment.

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

As of June 30 2026, we have established multiple loan repurchase facilities. We have pledged various loans as collateral and, based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, are permitted to borrow as much as $494.1 million. As of June 30, 2026, we had approximately $1.2 billion in outstanding debt. Refer to Note 3 – “Loans Receivable, at fair value” and Note 4 – “Secured financings” for further information.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. The following table summarizes amounts available under these sources (dollars in thousands):

June 30, 2026
Cash and cash equivalents	$5,525
Available borrowings on undrawn repurchase agreements	494,087
Total available liquidity and capital resources(1)(2)	$499,612

__________________

(1)
Excludes a $118.5 million undrawn equity commitment by Starwood Capital.
(2)
Excludes a $137.5 million undrawn portion on the CalSTRS Commitment.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (dollars in thousands):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$12,657	$11,792
Net cash used in investing activities	(135,803)	(180,676)
Net cash provided by financing activities	123,497	167,992
Effect of exchange rate changes on cash balances	(1,161)	18
Net decrease in cash and cash equivalents and restricted cash	$(810)	$(874)

Cash flows provided by operating activities increased by approximately $0.9 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in loan origination and overall investment activity throughout the year ended December 31, 2025 and during the six months ended June 30, 2026.

Cash flows used in investing activities increased by approximately $44.9 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to loan originations and future fundings of approximately $234.7 million during the six months ended June 30, 2026 compared to approximately $200.2 million of loan originations and future fundings during the six months ended June 30, 2025. This increase was partially offset by an approximate $98.9 million of loan repayments during the six months ended June 30, 2026 compared to $19.5 million of loan repayments during the six months ended June 30, 2025.

Cash flows provided by financing activities decreased by approximately $44.5 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a decrease of approximately $61.1 million in net borrowings on our secured financing lines and an increase in repurchases of common shares of $7.8 million during the six months ended June 30, 2026 compared to repurchases of common shares of $0.3 million during the six months ended June 30, 2025. This was partially offset by an approximate $36.6 million increase in net proceeds from the issuance of our common shares.

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

The following table provides a breakdown of the major components of our total NAV as of June 30, 2026 (dollars in thousands, except for share amount):

Components of NAV	June 30, 2026
Loans receivable, at fair value	$1,526,491
Cash and cash equivalents	5,525
Restricted cash	2,537
Other assets(1)	7,351
Secured financings	(1,150,101)
Other liabilities	(7,145)
Subscriptions received in advance	(2,537)
Distributions payable	(2,331)
Due to advisor - Management(2) and Performance Fees	(686)
Accrued shareholder servicing fees(3)	(119)
Net asset value	$378,985
Number of outstanding shares (all classes)	18,843

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
(2)
On October 16, 2024, the Board of Trustees approved Amendment No. 1 to the Advisory Agreement (“Advisory Agreement Amendment”), which amends, among other things, the provisions of the Advisory Agreement related to the waiver of the Management Fee. Pursuant to the Advisory Agreement Amendment, the Advisor agreed to an additional waiver of its Management Fee beginning on January 1, 2025 and continuing until the earlier of (x) July 1, 2026 and (y) the six months following the month in which the Company’s cumulative gross proceeds generated from sales of Class T shares, Class S shares, Class D shares and Class I shares (excluding proceeds from (i) DRIP and (ii) any investment from Strategic Investors (as defined in the Advisory Agreement Amendment)) exceeds $300.0 million (measured from and including subscriptions in January 2025). As a result of this temporary waiver, during the period ended June 30, 2026, the Advisor did not earn any Management Fees.
(3)
Accrued shareholder servicing fee represents the accrual for the full cost of the shareholder servicing fee for Class T, Class S and Class D shares. Under U.S. GAAP, we accrued an estimate of the full cost of the shareholder servicing fees over the life of each share as an offering cost at the time we sold each of the Class T, Class S and Class D shares. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis. As of June 30, 2026, we have accrued under U.S. GAAP $11.2 million of shareholder servicing fees payable to the Dealer Manager related to the Class S shares sold.

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet to our NAV (dollars in thousands):

Reconciliation of Shareholders’ Equity and Redeemable Common Shares to NAV	June 30, 2026
Shareholders' equity and redeemable common shares	$360,596
Adjustments:
Organization expenses and offering costs advanced by Advisor(1)	2,909
Operating expenses advanced by Advisor(2)	4,085
Accrued shareholder service fee(3)	11,044
Unamortized debt facility costs(4)	351
NAV	$378,985

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

The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2026 (dollars and shares in thousands, except for per share data):

NAV Per Share	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$169,683	$172,637	$36,665	$378,985
Number of outstanding shares	8,464	8,636	1,743	18,843
NAV Per Share as of June 30, 2026	$20.05	$19.99	$21.04

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three business days after month-end. Each class of our common shares received the same gross distribution per share, which was in aggregate $0.9100 per share during the six months ended June 30, 2026. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager.

The table below details the net distribution for each of our share classes for the six months ended June 30, 2026:

Record Date	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2026	$0.1414	$0.1560	$0.1560
February 28, 2026	0.1428	0.1560	0.1560
March 31, 2026	0.1415	0.1560	0.1560
April 30, 2026	0.1419	0.1560	0.1560
May 31, 2026	0.1415	0.1560	0.1560
June 30, 2026	0.1160	0.1300	0.1300
Total	$0.8251	$0.9100	$0.9100

The following table summarizes our distributions declared during the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Amount	%	Amount	%
Distributions
Payable in cash	$8,470	56%	$4,930	50%
Reinvested in shares	6,700	44%	4,874	50%
Total distributions	$15,170	100%	$9,804	100%

Sources of Distributions
Cash flows from operating activities(1)	$15,170	100%	$9,804	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$15,170	100%	$9,804	100%

Total cash flows from operating activities	$12,657		$11,792

__________

(1)
As of June 30, 2026, our inception to date cash flows from operating activities funded 100% of our distributions.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported amounts. We consider an accounting estimate to be critical if it requires significant judgment and if changes in those judgments could materially affect our financial statements. We believe the following accounting estimates are most affected by management's judgment.

Fair Value Option

We have elected the fair value option under ASC 825 for substantially all of our loans receivable and certain secured financing borrowings. We measure fair value using a discounted cash flow methodology, which requires management to make estimates regarding discount rates, credit spreads, and other market inputs. The most significant of these inputs are credit spreads, which are unobservable and classified as Level 3 in the fair value hierarchy. Changes in these inputs can have a material effect on the carrying values of our loans receivable and secured financings, and consequently on our reported unrealized gains and losses and net income. Refer to Note 5 — “Fair Value Measurements” for further information, including the range of discount rates applied.

Revenue Recognition

Our revenue consists primarily of interest income and origination fees. Interest income on performing loans is accrued based on the outstanding principal balance and contractual terms of each instrument, and is recognized in Interest income on our Condensed Consolidated Statements of Operations. For loans for which we have elected the fair value option, loan origination fees and direct origination costs are recognized immediately in Other revenue upon loan origination, rather than being deferred and amortized over the loan term. For loans for which the fair value option is not elected, origination fees and costs would instead be recognized in Interest income over the loan term as a yield adjustment using the effective interest method. The determination of whether the fair value option has been appropriately elected for each instrument requires judgment, as the election is irrevocable once made and drives both the timing and income statement classification of origination fee income. As of June 30, 2026, we have elected the fair value option for each of our outstanding loans and, accordingly, all origination fees are recognized at inception and interest income is accrued on the contractual outstanding principal balance without adjustment for deferred fees or costs. Refer to Note 2 — “Summary of Significant Accounting Policies” for further information.

Recent Accounting Developments

Refer to Note 2 – “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to our financial statements.

Subsequent Events

Capital Raise Activity

During the period from July 1, 2026 through August 13, 2026, we issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class I Common Shares	1,109,157	$22,174	40,036	$801
Class S Common Shares	130,895	2,634	58,930	1,182
Class E Common Shares	—	—	297	6
Total	1,240,052	$24,808	99,263	$1,989

Investment Activity

During the period from July 1, 2026 through August 13, 2026, we originated one U.S. commercial real estate loan with a total outstanding principal amount of $45.2 million and a total loan amount of $53.2 million. The loan earns interest at one-month term SOFR plus a spread for an interest rate of approximately 5.9% based on the interest rate in effect at origination and has an initial maturity date of August 2029.

During the period from July 1, 2026 through August 13, 2026, we acquired one non-U.S. commercial real estate loan participation with a total outstanding principal amount of €88.2 million and a total loan amount of €100.0 million. The loan earns interest at three-month Euro Interbank Offered Rate (“EURIBOR”) plus a spread for an interest rate of approximately 5.1% based on the interest rate in effect at acquisition and has an initial maturity date of May 2028.

Management Fees

On July 1, 2026, pursuant to the Advisory Agreement Amendment, the additional waiver of the Management Fee agreed to by the Advisor ended and accordingly, the Advisor began earning Management Fees commencing July 1, 2026, in accordance with the terms of the Advisory Agreement.

Other Financing Activity

As further described herein, on July 30, 2026, the Citibank Repurchase Agreement was amended and restated to permit the sale of mortgaged properties located outside of the United States of America to Citibank by us, including properties whose applicable purchase price is denominated in euros, Swiss francs, pounds sterling or Australian dollars.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2026, we were not subject to any material legal proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, each as filed with the SEC. Except as set forth in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The below table details the common shares sold in the offering (primary and DRIP) during the three months ended June 30, 2026 (dollars in thousands except share amounts):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration (4)
	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
April 2026(1)	78,157	26,266	4,924	$2,208
May 2026(2)	93,473	682,092	175	15,613
June 2026(3)	406,575	91,144	176	10,029
Total	578,205	799,502	5,275	$27,850

__________________

(1)
Includes 33,961 Class S shares, 22,729 Class I shares and 174 Class E shares issued on April 1, 2026, pursuant to our DRIP.
(2)
Includes 34,193 Class S shares, 22,845 Class I shares and 175 Class E shares issued on May 1, 2026, pursuant to our DRIP.
(3)
Includes 34,613 Class S shares, 23,299 Class I shares and 176 Class E shares issued on June 1, 2026, pursuant to our DRIP.
(4)
Includes upfront selling commissions and dealer manager fees for Class S Common Shares of an insignificant amount.

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

The table below sets forth common share repurchases by us during the three months ended June 30, 2026, under the share repurchase plan:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average Purchase	as Part of Publicly	Be Repurchased Pursuant to
	of Common Shares	Price Paid	Announced Plans	Publicly Announced
Repurchase Date:	Repurchased (1)	per Share	or Programs(1)	Plans or Programs (1)
April 2026	316,594	$20.10	316,594	—
May 2026	—	—	—	—
June 2026	—	—	—	—
Total	316,594	$20.10	316,594	—

__________________

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On May 8, 2026 and August 4, 2026, respectively, the Company sold an aggregate of 621,930.772 and 1,000,455.207 of its Class I common shares pursuant to the CalSTRS Subscription Agreement for aggregate consideration of $12,500,000.00 and $20,000,000.00, respectively. Each offer and sale of the Class I common shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D promulgated thereunder.

On August 12, 2026, the Board of Trustees appointed Matthew Guttin to serve as Secretary of the Company, effective September 1, 2026. Mr. Guttin’s appointment coincides with the resignation of Rachel Zane, also effective as of September 1, 2026. Ms. Zane’s resignation was not the result of any disagreement with the Company, the Board of the Trustees or the Company’s operations, policies or practices.

Matthew Guttin has served as Chief Compliance Officer for Starwood Capital since August 2010. As the Chief Compliance Officer for Starwood Capital, Mr. Guttin is responsible for overseeing Starwood Capital’s regulatory and compliance program. Mr. Guttin also serves as the Secretary and Chief Compliance Officer of Starwood Real Estate Income Trust, Inc., a non-listed REIT sponsored by Starwood Capital that invests primarily in stabilized, income-oriented commercial real estate. Before joining Starwood Capital, Mr. Guttin practiced corporate finance and real estate law at Cahill Gordon & Reindel, LLP, Fried, Frank, Harris Shriver & Jacobson, LLP and DiSanto LLP. Mr. Guttin is an employee of Rinaldi, Finkelstein & Franklin, L.L.C., Starwood Capital’s lead outside counsel. Mr. Guttin received a B.S. in Political Science from the University of Rochester and a J.D. from Georgetown University Law Center. He is licensed to practice law in New York and Connecticut and holds the Series 7 and Series 24 licenses.

The selection of Mr. Guttin to serve as Secretary of the Company was not pursuant to any arrangement or understanding with any other person. There are no family relationships between Mr. Guttin and any trustee or executive officer of the Company, and there are no transactions between Mr. Guttin and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

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
10.1*

Amended and Restated Master Repurchase Agreement, dated April 21, 2026, by and among SCREDIT Mortgage Funding Sub-1, LLC, as Seller, SCREDIT Mortgage Funding Sub-1-T, LLC, as Seller, SCREDIT CA Fundings, LLC, as Seller, and Citibank, N.A., as Buyer

10.2*

Amended and Restated Master Repurchase Agreement, dated July 30, 2026, by and among SCREDIT Mortgage Funding Sub-1, LLC, as Seller, SCREDIT Mortgage Funding Sub-1-T, LLC, as Seller, SCREDIT CA Fundings, LLC, as Seller, and Citibank, N.A., as Buyer

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
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: August 13, 2026
By: /s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chairperson, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2026	By:/s/ Joseph Nieto
Name: Joseph Nieto
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)