Form 10-Q
period 2026-09-30
Starwood Credit Real Estate Income Trust
filed 2026-11-12
CIK 1986395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

As of November 12, 2026, the issuer had the following shares outstanding: 8,674,711 Class S common shares, 1,738,483 Class E common shares, and 10,405,694 Class I common shares. There are no outstanding Class T common shares or Class D common shares.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025	2

	Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity for the Three and Nine Months Ended September 30, 2026 and 2025	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION	43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosure	44

Item 5.	Other Information	44

Item 6.	Exhibits and Financial Statement Schedules	45

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share data)

	September 30, 2026	December 31, 2025
Assets
Loans receivable, at fair value (including pledged loans of $1,890,144 and $1,392,131, respectively)	$1,890,144	$1,392,131
Cash and cash equivalents	12,207	3,272
Restricted cash	2,113	5,600
Accrued interest receivable	7,961	5,619
Other assets	1,406	1,433
Total assets	$1,913,831	$1,408,055
Liabilities and Equity
Secured financings (including $1,053,693 and $1,077,803, at fair value, respectively)	$1,481,137	$1,077,803
Subscriptions received in advance	2,113	5,600
Due to advisor	9,234	10,050
Accrued shareholder servicing fees	10,701	10,033
Interest payable	4,014	3,054
Distribution payable	2,581	5,493
Other liabilities	3,604	4,041
Total liabilities	1,513,384	1,116,074

Commitments and contingencies (see note 13)	—	—
Redeemable common shares — Class E shares, par value $0.01 per share; 1,738,182 and 1,703,737 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	36,897	35,910

Equity
Common shares — Class S shares, par value $0.01 per share; 8,420,405 and 7,389,641 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	84	74
Common shares — Class I shares, par value $0.01 per share; 10,599,069 and 6,210,710 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	106	62
Additional paid-in capital	363,940	257,060
Accumulated deficit and cumulative distributions	(580)	(1,125)
Total shareholders’ equity	363,550	256,071
Total liabilities, redeemable common shares, and equity	$1,913,831	$1,408,055

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Interest income	$26,810	$18,522	$73,692	$53,059
Other revenue	3,137	3,214	5,031	5,882
Total revenues	29,947	21,736	78,723	58,941
Expenses
Interest expense	17,434	11,668	48,147	34,069
General and administrative expenses	996	459	3,342	2,540
Financing fees	614	372	835	726
Management fees	1,159	—	1,159	—
Performance fees	1,286	1,283	2,974	2,482
Total expenses	21,489	13,782	56,457	39,817
Gains (losses) from operations and financing
Unrealized gain on loans receivable, at fair value	1,007	1,622	1,879	3,547
Unrealized loss on secured financings, at fair value	(367)	(451)	(656)	(960)
Unrealized gain (loss) on derivative instruments, net	208	980	751	(2,535)
(Loss) gain on foreign currency translation	(412)	(894)	(1,109)	2,691
Total gains from operations and financing, net	436	1,257	865	2,743
Net income	$8,894	$9,211	$23,131	$21,867
Net income per common share, basic	$0.45	$0.70	$1.26	$1.79
Net income per common share, diluted	$0.45	$0.70	$1.26	$1.79
Weighted-average common shares outstanding, basic	19,935,506	13,086,331	18,296,672	12,237,214
Weighted-average common shares outstanding, diluted	19,937,469	13,088,405	18,297,892	12,238,543

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity
Balance at June 30, 2026	$36,665	$85	$86	$325,821	$(2,061)	$323,931
Common shares issued (transferred)	9	—	20	39,526	—	39,546
Offering costs	—	—	—	82	—	82
Amortization of share grants	15	—	—	—	—	—
Common shares repurchased	(105)	(1)	—	(1,176)	—	(1,177)
Net income	—	—	—	—	8,894	8,894
Remeasurement of redeemable common shares	313	—	—	(313)	—	(313)
Distributions declared on common shares (see Note 9)	—	—	—	—	(7,413)	(7,413)
Balance at September 30, 2026	$36,897	$84	$106	$363,940	$(580)	$363,550

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity
Balance at June 30, 2025	$35,113	$63	$49	$209,181	$(2,642)	$206,651
Common shares issued	60	6	3	18,326	—	18,335
Offering costs	—	—	—	(1,098)	—	(1,098)
Amortization of share grants	15	—	—	—	—	—
Common shares repurchased	—	(1)	(3)	(6,143)	—	(6,147)
Net income	—	—	—	—	9,211	9,211
Remeasurement of redeemable common shares	539	—	—	(539)	—	(539)
Distributions declared on common shares (see Note 9)	—	—	—	—	(5,839)	(5,839)
Balance at September 30, 2025	$35,727	$68	$49	$219,727	$730	$220,574

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity (Unaudited)

(in thousands)

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity
Balance at December 31, 2025	$35,910	$74	$62	$257,060	$(1,125)	$256,071
Common shares issued (transferred)	836	11	48	118,055	—	118,114
Offering costs	—	—	—	(1,968)	—	(1,968)
Amortization of share grants	45	—	—	—	—	—
Common shares repurchased	(105)	(1)	(4)	(8,996)	—	(9,001)
Net income	—	—	—	—	23,131	23,131
Remeasurement of redeemable common shares	211	—	—	(211)	—	(211)
Distributions declared on common shares (see Note 9)	—	—	—	—	(22,586)	(22,586)
Balance at September 30, 2026	$36,897	$84	$106	$363,940	$(580)	$363,550

	Redeemable Common Shares	Common Shares Class S	Common Shares Class I	Additional Paid-In Capital	Accumulated deficit and cumulative distributions	Total Shareholders' Equity
Balance at December 31, 2024	$34,307	$51	$38	$166,938	$(5,495)	$161,532
Common shares issued	413	18	14	63,717	—	63,749
Offering costs	—	—	—	(3,568)	—	(3,568)
Amortization of share grants	45	—	—	—	—	—
Common shares repurchased	—	(1)	(3)	(6,398)	—	(6,402)
Net income	—	—	—	—	21,867	21,867
Remeasurement of redeemable common shares	962	—	—	(962)	—	(962)
Distributions declared on common shares (see Note 9)	—	—	—	—	(15,642)	(15,642)
Balance at September 30, 2025	$35,727	$68	$49	$219,727	$730	$220,574

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$23,131	$21,867
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on loans receivable, at fair value	(1,879)	(3,547)
Unrealized loss on secured financings, at fair value	656	960
Unrealized (gain) loss on derivative instruments, net	(751)	2,535
Loss (gain) on foreign currency translation	1,109	(2,691)
Financing fees	835	726
Amortization of share grants	45	45
Change in assets and liabilities
Increase in accrued interest receivable	(2,342)	(143)
Decrease (increase) in prepaid assets	458	(764)
(Decrease) increase in due to advisor	(331)	918
Increase (decrease) in interest payable	960	(22)
(Decrease) increase in other liabilities	(11)	746
Net cash provided by operating activities	21,880	20,630

Cash flows from investing activities
Loan origination and funding activities	(601,350)	(332,687)
Repayment of loans receivable	101,092	183,485
Net cash used in investing activities	(500,258)	(149,202)

Cash flows from financing activities
Borrowings under secured financings	538,778	327,334
Financing fees paid	(1,683)	(726)
Repayments of secured financings	(131,167)	(235,863)
Contributions received from common shares issued	113,350	55,570
Subscriptions received in advance	2,113	5,310
Repurchases of common shares	(9,106)	(6,402)
Offering costs	(1,416)	(625)
Distributions	(25,498)	(15,642)
Net cash provided by financing activities	485,371	128,956
Effect of exchange rate changes on cash balances	(1,545)	(64)
Net change in cash and cash equivalents and restricted cash	5,448	320
Cash and cash equivalents and restricted cash, beginning of period	8,872	11,381
Cash and cash equivalents and restricted cash, end of period	$14,320	$11,701
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	12,207	6,391
Restricted cash	2,113	5,310
Total cash and cash equivalents and restricted cash	$14,320	$11,701
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,541	$34,144

Non-cash financing activities:
Accrued shareholder servicing fees due to affiliate	$1,832	$2,153
Accrued offering costs due to affiliate	(360)	68
Distributions payable	2,581	1,996
Distribution reinvestment	11,320	7,426
Allocation to redeemable non-controlling interests	211	962

See accompanying notes to the condensed consolidated financial statements

Starwood Credit Real Estate Income Trust

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Starwood Credit Real Estate Income Trust (the “Company”) was formed on June 28, 2023, as a Maryland statutory trust and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company originates, acquires, finances and manages a portfolio of primarily commercial real estate (“CRE”) debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are primarily secured by properties located in the U.S. and Europe and include multifamily, industrial and select other CRE asset classes, such as medical office and senior housing. To a lesser extent, the Company also may invest in (1) other real asset lending strategies, including infrastructure loans and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company is externally managed by Starwood Credit Advisors, L.L.C. (the “Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Capital Group Holdings L.P., “Starwood Capital” or the “Sponsor”).

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the unaudited condensed consolidated financial statements are presented fairly and that estimates made in preparing its unaudited condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company’s cash at September 30, 2026 and December 31, 2025 consisted of demand deposits and money market fund investments. Cash and cash equivalents is carried at cost which approximates fair value. The Company may have bank balances in the future that are in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

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

As of September 30, 2026 and December 31, 2025, the Company has elected the fair value option for each of its outstanding loans. As of December 31, 2025, the Company had elected the fair value option for each of its outstanding secured financing borrowings. As of September 30, 2026, the Company has elected the fair value option for a majority of its outstanding secured financing borrowings; seven secured financing borrowings are carried at amortized cost, net of deferred financing costs. Refer to Note 4 – “Secured financings” for further information.

Foreign Currency

The Company’s functional currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average exchange rates for each reporting period. Remeasurement gains and losses on foreign currency denominated loans and secured financings are included in Loss (gain) on foreign currency translation in the Company's Condensed Consolidated Statements of Operations.

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

As of September 30, 2026 and December 31, 2025, the Company has elected the fair value option for each of its outstanding loans.

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

At December 1, 2024, the Advisor had incurred organization and offering costs on the Company’s behalf of $3.2 million, consisting of offering costs of $2.4 million and organization costs of $0.8 million. Such costs became the Company’s liability on December 1, 2023, the date of the initial closing of the Company’s continuous private offering. These organization and offering costs are recorded as a component of Due to advisor on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. Starwood Capital, L.L.C. (the “Dealer Manager”), a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Offering. The Dealer Manager is also entitled to receive a shareholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate net asset value (“NAV”) of the Company’s outstanding Class T shares, Class S shares, and Class D shares, respectively. There is no shareholder servicing fee with respect to Class I or Class E shares.

The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of September 30, 2026:

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

The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and nine months ended September 30, 2026 and 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.

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

Share-based Payments

The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted to the Company’s independent trustees is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the three and nine months ended September 30, 2026 and 2025, the amounts the Company recognized as compensation expense were insignificant.

The Performance Fee (as defined below) may be paid, at the Advisor’s election, in cash, Class I shares or Class E shares, or any combination thereof. During the three and nine months ended September 30, 2026, the Advisor earned Performance Fees of approximately $1.3 million and $3.0 million, respectively, which the Advisor elected to receive as cash. During the three and nine months ended September 30, 2025, the Advisor earned Performance Fees of approximately $1.3 million and $2.5 million, respectively, which the Advisor elected to receive as cash. As discussed in Note 8 – “Redeemable common shares”, the Class E shares are classified in temporary equity and presented as Redeemable common shares on the Company’s Condensed Consolidated Balance Sheets at values adjusted to equal what the redemption amount would be as if redemption were to occur at the relevant reporting date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of September 30, 2026 and December 31, 2025, the Company’s assets included multiple CRE loans and an investment in a loan participation denominated in GBP. As of September 30, 2026, the Company’s assets also included a loan participation denominated in euros. Refer to Note 3 – “Loans Receivable, at fair value” for additional information.

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

3. Loans Receivable, at fair value

The table below presents the Company’s loans receivable, at fair value as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
September 30, 2026	$2,059,845	$1,890,267	$1,890,144	6.17%	3.8
December 31, 2025	1,451,231	1,394,131	1,392,131	6.68%	3.2

__________________

(1)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(2)
Represents the weighted average interest rate for each loan as of period end. The Company’s U.S. loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Sterling Overnight Index Average (“SONIA”) plus a spread, and the non-U.S. commercial real estate loan participation acquired in July 2026, denominated in euros, earns interest at three-month Euro Interbank Offered Rate (“EURIBOR”) plus a spread. On September 30, 2026, the 30-day SOFR, 30-day SONIA and the three-month EURIBOR were 3.7%, 3.7% and 2.6% per annum, respectively. On December 31, 2025, the 30-day SOFR and 30-day SONIA were 3.8% and 3.7% per annum, respectively. The Company held no EURIBOR-based loans at December 31, 2025.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

The tables below present the property type and geographic location of the properties securing the Company’s loans receivable, at fair value as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
Property Type	Fair Value	%	Fair Value	%
Multifamily	$1,005,795	53%	$765,561	55%
Industrial	750,322	40	626,570	45
Medical Office	101,963	5	—	—
Senior Housing	32,064	2	—	—
Total	$1,890,144	$100%	$1,392,131	$100%

	September 30, 2026		December 31, 2025
Geographic Location	Fair Value	%	Fair Value	%
West	$545,785	29%	$446,203	32%
Southeast	522,455	28	370,154	27
International	220,901	12	200,090	14
Southwest	210,530	11	152,335	11
Midwest	173,955	9	—	—
Mid-Atlantic	140,675	7	139,400	10
Northeast	75,843	4	83,949	6
Total	$1,890,144	100%	$1,392,131	100%

In July 2026, the Company acquired a non-U.S. commercial real estate loan participation with a total loan amount of €100.0 million, of which €88.2 million was outstanding at acquisition. The participation earns interest at three-month EURIBOR plus a spread, had an interest rate of approximately 5.1% at acquisition, and has an initial maturity date of May 2028. As of September 30, 2026, the participation had a fair value of $102.0 million and is included in “International” in the geographic table above. The Company has entered into foreign exchange forward contracts to hedge its euro exposure. See Note 7 – “Derivatives and Hedging Activity”, for further details.

4. Secured financings

The Company elects the fair value option on a borrowing-by-borrowing basis. Secured financings for which the fair value option has been elected are carried at fair value, and all other secured financings are carried at amortized cost, net of deferred financing costs. The table below presents the principal balance outstanding and carrying value by measurement basis (dollars in thousands). The facility tables that follow present balances by counterparty on a combined basis, without regard to measurement basis.

	Number of Borrowings	Principal outstanding	Unamortized deferred financing costs	Fair value adjustment	Carrying value
September 30, 2026
Fair value option elected	18	$1,053,711	$—	$(18)	$1,053,693
Amortized cost	7	428,187	(743)	—	427,444
Total secured financings	25	$1,481,898	$(743)	$(18)	$1,481,137

December 31, 2025
Fair value option elected	18	$1,078,477	$—	$(674)	$1,077,803
Amortized cost	—	—	—	—	—
Total secured financings	18	$1,078,477	$—	$(674)	$1,077,803

The following table presents the value of the Company’s secured financings as of the period ended September 30, 2026 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Carrying Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement(3)	5.12%	$950,000	$168,179	$781,821	$781,060	$997,678	4/21/2028	4/21/2031
MS-International Repurchase Agreement(4)	5.55%	198,975	103,825	95,150	95,150	118,937	2/15/2029	2/15/2029
WF Repurchase Agreement	5.26%	500,000	101,033	398,967	398,967	514,546	11/14/2027	11/14/2030
MS-US Repurchase Agreement	5.27%	250,000	44,040	205,960	205,960	258,983	7/25/2027	7/25/2028
Total		$1,898,975	$417,077	$1,481,898	$1,481,137	$1,890,144

__________________

(1)
Represents the weighted average interest rate as of period end. Borrowings under the Citibank Repurchase Agreement, WF Repurchase Agreement and MS-US Repurchase Agreement carry interest at one-month Term SOFR plus a spread, except for the borrowing under the Citibank Repurchase Agreement that finances the euro-denominated loan participation, which carries interest at three-month EURIBOR plus a spread and interest is paid quarterly. Borrowings under the MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On September 30, 2026, the 30-day SOFR, 30-day SONIA and three-month EURIBOR were 3.7%, 3.7% and 2.6% per annum, respectively.
(2)
Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.
(3)
The Citibank Repurchase Agreement permits the sale of mortgaged properties located outside of the U.S. to Citibank by the Company, including properties whose applicable purchase price is denominated in euros. The values associated with this portion of the repurchase agreement in the table above have been converted from EUR to USD using the prevailing spot exchange rate for the applicable reporting period.
(4)
The MS-International Repurchase Agreement provides for asset purchases by Morgan Stanley of up to £150.0 million. The values associated with this repurchase agreement in the table above have been converted from £ to USD using the prevailing spot exchange rate for the applicable reporting period.

The following table presents the value of the Company’s secured financings as of the period ended December 31, 2025 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Carrying Value of Debt	Fair Value of Collateral
Citibank Repurchase Agreement	5.64%	$600,000	$206,094	$393,906	$393,819	$508,891
MS-International Repurchase Agreement(2)	6.06%	202,125	42,036	160,089	160,084	200,091
WF Repurchase Agreement	5.60%	500,000	164,978	335,022	334,557	425,902
MS-US Repurchase Agreement	5.79%	250,000	60,540	189,460	189,343	257,247
Total		$1,552,125	$473,648	$1,078,477	$1,077,803	$1,392,131

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

On each of April 21, 2026 and July 30, 2026, the Company entered into an Amended and Restated Master Repurchase Agreement with Citibank (as amended and restated, and as further amended on August 25, 2026, and together with the related transaction documents, the “Citibank Repurchase Agreement”). As amended, the Citibank Repurchase Agreement provides for asset purchases of up to $950.0 million (reflecting an increase from the previous $800.0 million limit) by Citibank. The initial facility expiration date is April 21, 2028, subject to three (3) one-year extension options exercisable at the Company's option (which, if all are exercised, would extend the maximum facility expiration date to April 21, 2031), in each case subject to the satisfaction of certain predefined conditions, including compliance with certain financial and administrative covenants, and payment of applicable extension fees. In connection with the amendment and restatement, SCREDIT CA Fundings, LLC was added as an additional special-purpose subsidiary seller under the facility. Borrowings bear interest at one-month Term SOFR plus a spread and interest is paid monthly. Recourse to the Company is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by the Company that borrow funds under the Citibank Repurchase Agreement. In addition, the Citibank Repurchase Agreement permits the sale of mortgaged properties located outside of the United States of America to Citibank by the Company, including properties whose applicable purchase price is denominated in euros, Swiss francs, pounds sterling or Australian dollars.

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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. The Company was in compliance with all covenants as of September 30, 2026 and December 31, 2025, respectively.

Counterparty Exposure

The Company has pledged certain real estate loan investments as collateral for its secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, the Company would be exposed to potential losses to the extent the fair value of the collateral that the Company has pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes the Company’s net exposure with those counterparties where the amount at risk exceeded 10.0% of shareholders’ equity as of September 30, 2026 (dollars in thousands):

Counterparty	Debt Amount Outstanding	Net Counterparty Exposure	Weighted Average Life (Years)(1)
Citibank	$781,821	$215,857	4.6
Wells Fargo Bank	398,967	115,579	4.1
Morgan Stanley	301,110	76,810	2.0
Total	$1,481,898	$408,246

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

The following table represents the future principal payments under the Company’s secured debt amount outstanding, as of September 30, 2026 (dollars in thousands):

Year	Total(1)
2026 (remaining)	$—
2027	—
2028	205,960
2029	95,150
2030	398,967
2031	781,821
Thereafter	—
Total	$1,481,898

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

The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy (dollars in thousands):

	September 30, 2026			December 31, 2025
	Level I	Level II	Level III	Level I	Level II	Level III
Financial Assets:
Loans receivable, at fair value	$—	$—	$1,890,144	$—	$—	$1,392,131
Derivative instrument assets, at fair value	—	325	—	—	—	—
Total	$—	$325	$1,890,144	$—	$—	$1,392,131

Financial Liabilities:
Secured financings, at fair value(1)	$—	$—	$(1,053,693)	$—	$—	$(1,077,803)
Derivative instrument liabilities, at fair value	—	(2,219)	—	—	(2,645)	—
Total	$—	$(2,219)	$(1,053,693)	$—	$(2,645)	$(1,077,803)

__________________

(1)
Excludes secured financings for which the Company has not elected the fair value option.

The following tables show a reconciliation of the beginning and ending fair value measurements of the Company’s Loans Receivable, at fair value, for the three and nine months ended September 30, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning Balance	$1,526,491	$1,392,131
Loan originations and fundings	366,660	601,350
Loan repayments	(2,205)	(101,092)
Unrealized gain on loans receivable, at fair value	1,007	1,879
Loss on foreign currency translation	(1,809)	(4,124)
Balance as of September 30, 2026	$1,890,144	$1,890,144

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning Balance	$1,028,960	$828,215
Loan originations and fundings	132,511	332,687
Loan repayments	(163,985)	(183,485)
Unrealized gain on loans receivable, at fair value	1,622	3,547
(Loss) gain on foreign currency translation	(4,270)	13,874
Balance as of September 30, 2025	$994,838	$994,838

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s Secured financings, at fair value, for the three and nine months ended September 30, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning Balance	$(1,009,806)	$(1,077,803)
Borrowings under secured financings, at fair value	(59,500)	(109,173)
Repayments of secured financings, at fair value	15,998	131,167
Unrealized loss on secured financings, at fair value	(367)	(656)
(Loss) gain on foreign currency translation	(18)	2,772
Balance as of September 30, 2026	$(1,053,693)	$(1,053,693)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning Balance	$(771,266)	$(619,787)
Borrowings under secured financings, at fair value	(130,000)	(327,334)
Repayments of secured financings, at fair value	174,925	235,863
Unrealized loss on secured financings, at fair value	(451)	(960)
Gain (loss) on foreign currency translation	3,428	(11,146)
Balance as of September 30, 2025	$(723,364)	$(723,364)

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$1,890,144	Discounted cash flow	Discount Rate	6.17%	5.10 - 6.57%
Financial Liabilities:
Secured financings, at fair value	$(1,053,693)	Discounted cash flow	Discount Rate	5.26%	5.07 - 5.57%

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average	Range
Financial Assets:
Loans receivable, at fair value	$1,392,131	Discounted cash flow	Discount Rate	6.68%	6.12 - 7.48%
Financial Liabilities:
Secured financings, at fair value	$(1,077,803)	Discounted cash flow	Discount Rate	5.72%	5.13 - 6.16%

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

As of September 30, 2026, secured borrowings for which the Company has not elected the fair value option totaled approximately $428.2 million (approximately $427.4 million, net of deferred financing costs). The estimated fair value of these borrowings approximates their respective carrying values. There were no such borrowings outstanding as of December 31, 2025. Had these instruments been included within the Company's fair value hierarchy, they would have been classified as Level 3.

6. Other assets and Other liabilities

The following table summarizes the components of Other assets (dollars in thousands):

	September 30, 2026	December 31, 2025
Prepaid assets	$1,081	$1,433
Derivative instrument assets, at fair value	325	—
Total other assets	$1,406	$1,433

The following table summarizes the components of Other liabilities (dollars in thousands):

	September 30, 2026	December 31, 2025
Derivative instrument liabilities, at fair value	$2,219	$2,645
Accrued expenses	656	848
Deposit liability	616	226
Unearned revenue	68	277
Trustee compensation payable	45	45
Total other liabilities	$3,604	$4,041

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

The Company is exposed to certain foreign currency risk from its investments in assets denominated in currencies other than the United States dollar (“USD”).

Designated Hedges

The Company does not generally elect to apply hedge accounting designations to its hedging instruments. As of September 30, 2026 and December 31, 2025, the Company did not have any derivatives designated as hedges.

Non-designated Hedges and Derivatives

The Company has entered into FX forward contracts pursuant to which the Company agrees to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows the Company expects to receive or pay related to certain foreign denominated loan investments. The following tables summarize the Company’s non-designated derivatives as of September 30, 2026 and December 31, 2025, respectively (notional amounts in thousands):

	September 30, 2026
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	5	31,950	GBP	October 2026 - June 2027
FX Contracts - Buy GBP	1	12,068	GBP	June 2027
FX Contracts - Sell EUR	5	20,035	EUR	December 2026 - August 2029
Total FX derivatives	11

	December 31, 2025
Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity Dates
FX Contracts - Sell GBP	4	31,150	GBP	March 2026 - June 2027
Total FX derivatives	4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value of Derivatives in an Asset Position as of		Fair Value of Derivatives in a Liability Position as of
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Foreign exchange contracts	$325	$—	$2,219	$2,645
	$325	$—	$2,219	$2,645

The Company classifies foreign currency forward contracts as Level 2 fair value measurements pursuant to the fair value hierarchy. See Note 5 – “Fair Value Measurements” for further details.

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025, respectively (dollars in thousands):

		For the Three Months Ended September 30,
Type of Derivative	Income Statement Location	2026	2025
Foreign Currency Forward Contracts	Unrealized gain on derivative instruments, net	$208	$980
		$208	$980

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025, respectively (dollars in thousands):

		For the Nine Months Ended September 30,
Type of Derivative	Income Statement Location	2026	2025
Foreign Currency Forward Contracts	Unrealized gain (loss) on derivative instruments, net	$751	$(2,535)
		$751	$(2,535)

8. Redeemable common shares

The Company was capitalized through the purchase by Starwood Real Estate Income Holdings, L.P. of 50 common shares for an aggregate purchase price of $1,000. On November 30, 2023, in connection with the Initial Capitalization (as defined below), the Company issued an aggregate of 1,575,000 of its common shares to Starwood Real Estate Income Holdings, L.P., an affiliate of the Advisor (“Starwood RE Income Holdings”) at a price per share of $20.00 for an aggregate purchase price of $31.5 million (which were subsequently converted into Class E shares in connection with the Company’s amended Declaration of Trust). Additionally, on December 1, 2023, the Company issued 28,000 Class E shares to other affiliates of Starwood Capital and investors eligible to purchase Class E shares at a price per share of $20.00 for an aggregate purchase price of $0.6 million in its continuous private offering.

The following tables detail the movement in the Company’s outstanding Class E redeemable common shares during the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

Redeemable Common Shares
Shares outstanding as of June 30, 2026	1,742,736
Redeemable common shares issued	—
DRIP shares issued	446
Common shares repurchased	(5,000)
Shares outstanding as of September 30, 2026	1,738,182

Proceeds from issuance of redeemable common shares	$9

Redeemable Common Shares
Shares outstanding as of June 30, 2025	1,687,964
Redeemable common shares issued	2,407
DRIP shares issued	492
Shares outstanding as of September 30, 2025	1,690,863

Proceeds from issuance of redeemable common shares	$60

Redeemable Common Shares
Shares outstanding as of December 31, 2025	1,703,737
Redeemable common shares issued	37,739
DRIP shares issued	1,706
Common shares repurchased	(5,000)
Shares outstanding as of September 30, 2026	1,738,182

Proceeds from issuance of redeemable common shares	$836

Redeemable Common Shares
Shares outstanding as of December 31, 2024	1,670,897
Redeemable common shares issued	18,636
DRIP shares issued	1,330
Shares outstanding as of September 30, 2025	1,690,863

Proceeds from issuance of redeemable common shares	$413

At September 30, 2026, all issued and outstanding Class E redeemable common shares are classified as temporary equity pursuant to ASC 480-10-S99. These shares are classified as temporary equity given that among other reasons (i) with respect to Class E shares held by Starwood Capital or its affiliate that were issued in connection with the Initial Capitalization, Starwood Capital may request to have such Class E shares repurchased by the Company from time to time, subject to certain limitations and terms set forth in the definitive subscription agreement relating to the Initial Capitalization and (ii) with respect to Class E shares held by the Advisor or its affiliate that were issued in respect of Management Fees and/or Performance Fees, the Company is required to repurchase such shares upon the request of the Advisor, subject to the terms of the Advisory Agreement (as defined below). The fair value of the Class E common shares are subsequently adjusted to equal what the repurchase amount would be as if repurchase were to occur at the reporting date. As of September 30, 2026 and December 31, 2025, the Class E common shares are remeasured using the NAV per share as of September 30, 2026 and December 31, 2025, respectively, with any adjustment between the carrying value and the redemption value recorded in shareholders' equity.

Starwood Capital agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class E shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares (the “Initial Capitalization”). As of September 30, 2026, Starwood Capital had purchased an aggregate of $31.5 million pursuant to the Initial Capitalization, with $118.5 million remaining uncalled by the Company. Starwood Capital may, from time to time, request to have such Class E shares repurchased by the Company at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the Company’s share repurchase plan and are therefore not subject to the quarterly repurchase limit or the Early Repurchase Deduction.

Distributions

The following table details the aggregate distributions declared for the Class E redeemable common shares for the three and nine months ended September 30, 2026 and 2025, respectively:

	Class E Redeemable Common Shares
	For the Three Months Ended September 30,
	2026	2025
Aggregate gross distributions declared per redeemable common share	$0.3900	$0.4680
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$0.3900	$0.4680

	For the Nine Months Ended September 30,
	2026	2025
Aggregate gross distributions declared per redeemable common share	$1.3000	$1.3368
Shareholder servicing fee per redeemable common share(1)	—	—
Net distributions declared per redeemable common share	$1.3000	$1.3368

__________________

(1)
There is no shareholder servicing fee with respect to Class E redeemable common shares. Refer to Note 10 – “Related Party Transactions” below for further information on shareholder servicing fees.

9. Shareholders' Equity

Authorized Capital

The Company is authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, including an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, and an unlimited number of shares classified as Class E shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The Company is conducting a continuous private offering, pursuant to which it is offering and selling its common shares to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended), including common shares classified as Class T shares, Class S shares, Class D shares, Class I shares and Class E shares. The share classes have different upfront selling commissions and ongoing shareholder servicing fees. The per share purchase price for each class of its common shares will vary and will generally equal the Company’s prior month’s NAV per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Common Shares

On October 31, 2023, the Company commenced its continuous private offering of an unlimited number of its common shares.

The following tables detail the movement of and net proceeds received from the Company’s outstanding common shares for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of June 30, 2026	8,464,842	8,635,776	17,100,618
Common shares (transferred) issued (1)	(85,391)	1,913,880	1,828,489
DRIP shares issued	88,611	60,448	149,059
Common shares repurchased	(47,657)	(11,035)	(58,692)
Shares outstanding as of September 30, 2026	8,420,405	10,599,069	19,019,474

Proceeds from issuance of common shares	$82	$39,464	$39,546

__________________

(1)
Includes exchanges between share classes.

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of June 30, 2025	6,238,639	4,888,738	11,127,377
Common shares issued	540,248	224,013	764,261
DRIP shares issued	86,054	52,501	138,555
Common shares repurchased	(53,740)	(251,335)	(305,075)
Shares outstanding as of September 30, 2025	6,811,201	4,913,917	11,725,118

Proceeds from issuance of common shares	$12,761	$5,574	$18,335

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2025	7,389,641	6,210,710	13,600,351
Common shares issued (transferred) (1)	1,042,825	4,534,879	5,577,704
DRIP shares issued	338,622	220,514	559,136
Common shares repurchased	(350,683)	(367,034)	(717,717)
Shares outstanding as of September 30, 2026	8,420,405	10,599,069	19,019,474

Proceeds from issuance of common shares	$22,550	$95,564	$118,114

__________________

(1)
Includes exchanges between share classes.

	Class S Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2024	5,064,764	3,823,418	8,888,182
Common shares issued	1,584,149	1,201,960	2,786,109
DRIP shares issued	222,448	146,112	368,560
Common shares repurchased	(60,160)	(257,573)	(317,733)
Shares outstanding as of September 30, 2025	6,811,201	4,913,917	11,725,118

Proceeds from issuance of common shares	$36,655	$27,094	$63,749

As of September 30, 2026, no Class D or Class T shares have been issued.

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

The board of trustees designated the following persons as “Key Persons” under the share repurchase plan: Barry Sternlicht, Jonathan Pollack, Ellis Rinaldi, Dennis Schuh and any individual that replaces such persons. The share repurchase plan provides that if two or more Key Persons are no longer actively involved in the business and activities of Starwood Capital, or are otherwise unable or unwilling to exercise the authority and discharge those day-to-day management responsibilities with respect to Starwood Capital as are currently exercised and discharged by such Key Person(s) (such inactivity, inability or unwillingness, “Inactivity”), and Starwood Capital has not appointed one or more replacements who will fulfill substantially all of the duties of one of such Key Persons within 90 days from the date such Inactivity began (meaning, for the sake of clarity, that one Key Person’s responsibilities may remain unfilled for longer than 90 days) (a “Key Person Triggering Event”), then the Early Repurchase Deduction is waived with respect to shares that have been purchased in the 12 months preceding the expiration of five business days after the disclosure by the Company of the occurrence of such Key Person Triggering Event (“Disclosure Date”) as set forth herein. If the Disclosure Date is (x) at least one (1) business day prior to the date upon which the transaction price is made available during a quarter-ending month, the Early Repurchase Deduction shall be waived through the first repurchase date or (y) on or following the date upon which the transaction price is made available during a quarter-ending month, the Early Repurchase Deduction shall be waived through the next two (2) repurchase dates. The waiver of the Early Repurchase Deduction set forth in this paragraph will not apply to shares acquired through the DRIP.

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

For the three and nine months ended September 30, 2026, the Company fulfilled approximately $1.3 million and $9.1 million of repurchase requests under the share repurchase plan, respectively. For the three and nine months ended September 30, 2025, the Company fulfilled approximately $6.1 million and $6.4 million of repurchase requests under the share repurchase plan, respectively.

Distributions

The following table details the aggregate distributions declared for Class S and Class I common shares for the three and nine months ended September 30, 2026 and 2025:

	Class S Common Shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Aggregate gross distributions declared per common share	$0.3900	$0.4680	$1.3000	$1.3368
Shareholder servicing fee per common share	(0.0430)	(0.0434)	(0.1279)	(0.1282)
Net distributions declared per common share	$0.3470	$0.4246	$1.1721	$1.2086

	Class I Common Shares(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Aggregate gross distributions declared per common share	$0.3900	$0.4680	$1.3000	$1.3368
Shareholder servicing fee per common share	—	—	—	—
Net distributions declared per common share	$0.3900	$0.4680	$1.3000	$1.3368

__________________

(1)
There is no shareholder servicing fee with respect Class I shares. Refer to Note 10 – “Related Party Transactions” below for further information on shareholder servicing fees.

CalSTRS Investment

On July 17, 2025, the Company and California State Teachers’ Retirement System (“CalSTRS”) entered into a Subscription Agreement (the “CalSTRS Subscription Agreement”), pursuant to which CalSTRS has agreed, from time to time, to purchase from the Company an aggregate amount of up to $200 million in Class I shares on or before July 16, 2027, at a price per share equal to the Company’s most recently determined NAV of its Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that the Company repurchase its Class I shares through the Company’s share repurchase plan. As of September 30, 2026 and December 31, 2025, CalSTRS has purchased an aggregate of $92.5 million and $20.0 million in the Company’s Class I shares pursuant to the terms of the CalSTRS Commitment, respectively.

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

During the three months ended September 30, 2026 and 2025, the Advisor earned Performance Fees of approximately $1.3 million and $1.3 million, respectively, which the Advisor elected to receive as cash. During the nine months ended September 30, 2026 and 2025, the Advisor earned Performance Fees of approximately $3.0 million and $2.5 million, respectively, which the Advisor elected to receive as cash.

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

As a result of this temporary waiver, during the three and nine months ended September 30, 2025, the Advisor did not earn any Management Fees. During the six months ended June 30, 2026, the Advisor did not earn any Management fees. During the three and nine months ended September 30, 2025, the Advisor waived Management Fees of approximately $0.7 million and $2.1 million pursuant to the Advisory Agreement Amendment, respectively. During the six months ended June 30, 2026, the Advisor waived Management Fees of approximately $2.0 million pursuant to the Advisory Agreement Amendment.

On July 1, 2026, pursuant to the Advisory Agreement Amendment, the additional waiver of the Management Fee agreed to by the Advisor ended and accordingly, the Advisor began earning Management Fees commencing July 1, 2026, in accordance with the terms of the Advisory Agreement. For the three and nine months ended September 30, 2026, the Company incurred management fees of approximately $1.2 million.

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

The following table details the components of Due to advisor as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Accrued operating expenses	$4,806	$5,818
Accrued offering costs	2,042	2,402
Accrued organization costs	705	830
Accrued management fees	395	—
Accrued performance fees	1,286	1,000
Total Due to advisor	$9,234	$10,050

Accrued operating expenses

The Advisor advanced certain of the Company’s operating expenses through December 1, 2024. The Advisor had incurred operating costs on the Company’s behalf of $4.8 million and $5.8 million, as of September 30, 2026 and December 31, 2025, respectively. Starting January 1, 2026, the Company began reimbursing the Advisor for all such advanced operating expenses in 60 equal monthly installments. Operating expenses incurred after December 1, 2024, are paid by the Company as incurred.

Accrued organization and offering costs

The Advisor advanced organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through December 1, 2024. The Advisor had incurred organization and offering costs on the Company’s behalf of approximately $2.7 million, consisting of offering costs of approximately $2.0 million and organization costs of approximately $0.7 million, and approximately $3.2 million, consisting of offering costs of approximately $2.4 million and organization costs of approximately $0.8 million, as of September 30, 2026 and December 31, 2025, respectively. The organization costs are recorded on the Condensed Consolidated Statements of Operations and the offering costs are charged to equity. Starting January 1, 2026, the Company began reimbursing the Advisor for all such advanced organization and offering costs in 60 equal monthly installments. Organization and offering expenses incurred after December 1, 2024, are paid by the Company as incurred.

Accrued affiliate service provider expenses

The Company may retain or the Advisor may retain pursuant to the terms of the Advisory Agreement, certain of the Advisor’s affiliates, from time to time, to provide services relating to the Company’s investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. During the three and nine months ended September 30, 2026, the amounts incurred for these services provided were approximately $1.4 million and $3.5 million, respectively. During the three and nine months ended September 30, 2025, the amounts incurred for these services provided were approximately $0.6 million and $1.8 million, respectively.

The Company has engaged Rinaldi, Finkelstein & Franklin, L.L.C., which is counsel to the Sponsor and its affiliates and is owned and controlled by Ellis F. Rinaldi, Co-General Counsel and Senior Managing Director of Starwood Capital and certain of its affiliates, to provide legal services to us on market terms. During the three and nine months ended September 30, 2026, the amounts incurred for these services provided were an insignificant amount, respectively. During the three and nine months ended September 30, 2025, the amounts incurred for these services provided were an insignificant amount and $0.1 million, respectively.

The Company has incurred legal expenses from third party law firms whose lawyers have been seconded to affiliates of Starwood Capital for the purpose of providing legal services in Europe to investment vehicles sponsored by Starwood Capital. During the three and nine months ended September 30, 2026, there were no amounts incurred for these services. During the three and nine months ended September 30, 2025, the amounts incurred for these services provided were an insignificant amount.

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

The Dealer Manager anticipates that substantially all of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and nine months ended September 30, 2026 and 2025, the Dealer Manager did not retain any shareholder servicing fees, respectively.

The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. Accrued shareholder servicing fees were approximately $10.7 million and $10.0 million as of September 30, 2026, and December 31, 2025, respectively.

Investment in Mortgage Loan Originated by an Affiliate

In August 2026, the Company purchased a $100.0 million mortgage loan from an affiliate of the Company’s advisor (of which $94.7 million was funded at origination). The loan bears interest at one-month term SOFR plus 2.4%, and has an initial maturity of August 2028, subject to three 12-month extension options. The loan carries an origination fee of 1.0%. The Company purchased the loan at par and will reimburse the affiliate of the Company’s advisor for its pro rata share of expenses incurred in originating and syndicating the loan that are not otherwise paid by the borrower. As of September 30, 2026, the outstanding principal balance of the mortgage loan was $92.9 million.

Related Party Share Ownership

As of September 30, 2026, the Advisor, its employees, its affiliates, including the Company’s trustees, and the Company’s independent trustees, hold an aggregate of $34.8 million in the Company, held as Class E common shares of the Company.

11. Net Income Per Common Share

Net income per common share for the three and nine months ended September 30, 2026 and 2025, is computed as follows (in thousands, except for share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net income attributable to Starwood Credit Real Estate Income Trust	$8,894	$9,211	$23,131	$21,867
Weighted-average common shares outstanding, basic	19,935,506	13,086,331	18,296,672	12,237,214
Basic net income per common share	$0.45	$0.70	$1.26	$1.79
Diluted:
Net income attributable to Starwood Credit Real Estate Income Trust	$8,894	$9,211	$23,131	$21,867
Weighted-average common shares outstanding, diluted(1)	19,937,469	13,088,405	18,297,892	12,238,543
Diluted net income per common share	$0.45	$0.70	$1.26	$1.79

__________________

(1)
Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested common share awards. As of September 30, 2026 and 2025, 2,832 and 2,932 unvested common shares were outstanding, respectively.

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

13. Commitments and Contingencies

As of September 30, 2026, the Company had unfunded commitments of approximately $89.5 million across its portfolio of loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves, and capital expenditures. Funding depends on timing of lease-up, renovation, and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. The Company expects to fund its loan commitments over the weighted average remaining term of the related loans.

As of September 30, 2026 and December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

14. Subsequent Events

Capital Raise Activity

During the period from October 1, 2026 through November 12, 2026, the Company issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class S Common Shares	310,682	$6,255	59,946	$1,204
Class I Common Shares	25,099	503	41,324	827
Class E Common Shares	—	—	300	6
Total	335,781	$6,758	101,570	$2,037

Investment Activity

During the period from October 1, 2026 through November 12, 2026, the Company originated one U.S. commercial real estate loan with a total outstanding principal amount of $104.6 million and a total loan amount of $118.9 million. The loan earns interest at one-month term SOFR plus a spread for an interest rate of approximately 6.0% based on the interest rate in effect at origination and has an initial maturity date of November 2029.

During the period from October 1, 2026 through November 12, 2026, the Company received $113.5 million in net proceeds attributable to the full principal repayment of three loan receivables, at par, less repayments of secured financings on these loan receivables.

Financing Activity

On November 10, 2026, the Company entered into a second amendment to the MS-US Repurchase Agreement. The amendment extends the maturity date of the MS-US Facility to November 10, 2029, with no extension options, and increases the maximum amount of asset purchases under the facility from $250.0 million to $350.0 million.

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

Overview

We are a Maryland statutory trust formed on June 28, 2023 and we have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023. We are externally managed by our investment advisor, Starwood Credit Advisors, L.L.C. (“Advisor”), an indirect, wholly-owned subsidiary of Starwood Capital Group Holdings L.P. (“Starwood Holdings” and together with any entity that is controlled by, controls or is under common control with Starwood Holdings, and any of their respective predecessor entities, “Starwood Capital” or the “Sponsor”). Starwood Capital is a private investment firm with a primary focus on global real estate. Since its inception in 1991, Starwood Capital has raised over $95 billion of capital and currently has over $130 billion of assets under management.

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

Our investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans are primarily secured by properties located in the U.S. and Europe and include multifamily, industrial and select other CRE asset classes, such as medical office and senior housing. To a lesser extent, we may invest in (1) other real asset lending strategies, including infrastructure loans, and (2) other real estate-related debt and equity securities, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

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

We are conducting a continuous private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), which commenced on October 31, 2023. We intend to use the net proceeds from the offering primarily to make investments in commercial real estate debt and real estate-related securities consistent with our investment guidelines and for other general corporate purposes. We intend to continue selling our common shares in our continuous private offering on a monthly basis.

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

Q3 2026 Highlights

Capital Activity and Distributions

•
Raised approximately $39.5 million of gross proceeds from the sale of our common shares through the continuous offering during the three months ended September 30, 2026.
•
Declared monthly net distributions totaling approximately $7.4 million for the three months ended September 30, 2026.

Investments

•
During the three months ended September 30, 2026, we originated three floating rate senior commercial real estate loans in the United States with a total commitment amount and total outstanding principal amount of approximately $184.2 million and $165.1 million, respectively, as of September 30, 2026.
•
During the three months ended September 30, 2026, we acquired one non-U.S. commercial real estate loan participation with a total outstanding principal amount of €88.2 million and a total loan amount of €100.0 million.
•
In August 2026, we purchased a $100.0 million mortgage loan from an affiliate of our advisor (of which $94.7 million was funded at origination). The loan carries an origination fee of 1.0%. We purchased the loan at par and will reimburse the affiliate of our advisor for our pro rata share of expenses incurred in originating and syndicating the loan that are not otherwise paid by the borrower. As of September 30, 2026, the outstanding principal balance of the mortgage loan was $92.9 million.
•
During the three months ended September 30, 2026, we received approximately $2.2 million in proceeds attributable to the partial repayment of one loan receivable, at par.

Financing Activity

•
Received net borrowings of approximately $332.3 million on our secured financing facilities to fund our loan origination activities during the three months ended September 30, 2026.

Financial Condition

Investment Activities

The table below presents a summary of our loans receivable portfolio as of September 30, 2026 (dollars in thousands):

	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maximum Maturity (years)(3)
September 30, 2026	$2,059,845	$1,890,267	$1,890,144	6.17%	3.8

__________________

(1)
Loan amounts consist of outstanding principal balance plus unfunded loan commitments for each loan.
(2)
Represents the weighted average interest rate for each loan as of period end. Our U.S. loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The industrial loan asset collateralized by properties in the United Kingdom earns interest based on the Sterling Overnight Index Average (“SONIA”) plus a spread, and the non-U.S. commercial real estate loan participation acquired in July 2026, denominated in euros, earns interest at three-month Euro Interbank Offered Rate (“EURIBOR”) plus a spread. On September 30, 2026, the 30-day SOFR, 30-day SONIA and the three-month EURIBOR were 3.7%, 3.7% and 2.6% per annum, respectively.
(3)
Maximum maturity date assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

Summary of Portfolio

The following charts further describe the composition of our investments in loans based on fair value as of September 30, 2026:

Financing Activities

We finance the majority of our loan portfolio through repurchase agreements. We elect the fair value option on a borrowing-by-borrowing basis. Secured financings for which we have elected the fair value option are carried at fair value, and all other secured financings are carried at amortized cost, net of deferred financing costs. The table below presents the principal balance outstanding and carrying value by measurement basis (dollars in thousands). Refer to Note 4 – “Secured financings” for further information.

	Number of Borrowings	Principal outstanding	Unamortized deferred financing costs	Fair value adjustment	Carrying value
September 30, 2026
Fair value option elected	18	$1,053,711	$—	$(18)	$1,053,693
Amortized cost	7	428,187	(743)	—	427,444
Total secured financings	25	$1,481,898	$(743)	$(18)	$1,481,137

December 31, 2025
Fair value option elected	18	$1,078,477	$—	$(674)	$1,077,803
Amortized cost	—	—	—	—	—
Total secured financings	18	$1,078,477	$—	$(674)	$1,077,803

The table below summarizes our repurchase agreement borrowings as of September 30, 2026 (dollars in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Carrying Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
Citibank Repurchase Agreement(3)	5.12%	$950,000	$168,179	$781,821	$781,060	$997,678	4/21/2028	4/21/2031
MS-International Repurchase Agreement(4)	5.55%	198,975	103,825	95,150	95,150	118,937	2/15/2029	2/15/2029
WF Repurchase Agreement	5.26%	500,000	101,033	398,967	398,967	514,546	11/14/2027	11/14/2030
MS-US Repurchase Agreement	5.27%	250,000	44,040	205,960	205,960	258,983	7/25/2027	7/25/2028
Total		$1,898,975	$417,077	$1,481,898	$1,481,137	$1,890,144

_________________________

(1)
Represents the weighted average interest rate as of period end. Borrowings under the Citibank Repurchase Agreement, WF Repurchase Agreement and MS-US Repurchase Agreement carry interest at one-month Term SOFR plus a spread, except for the borrowing under the Citibank Repurchase Agreement that finances the euro-denominated loan participation, which carries interest at three-month EURIBOR plus a spread and interest is paid quarterly. Borrowings under the MS-International Repurchase Agreement carry interest based on the SONIA plus a spread. On September 30, 2026, the 30-day SOFR, 30-day SONIA and three-month EURIBOR were 3.7%, 3.7% and 2.6% per annum, respectively.
(2)
Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.
(3)
The Citibank Repurchase Agreement permits the sale of mortgaged properties located outside of the U.S. to Citibank by us, including properties whose applicable purchase price is denominated in euros. The values associated with this portion of the repurchase agreement in the table above have been converted from EUR to USD using the prevailing spot exchange rate for the applicable reporting period.
(4)
The MS-International Repurchase Agreement provides for asset purchases by Morgan Stanley of up to £150.0 million. The values associated with this repurchase agreement in the table above have been converted from £ to USD using the prevailing spot exchange rate for the applicable reporting period.

On each of April 21, 2026 and July 30, 2026, we entered into an Amended and Restated Master Repurchase Agreement with Citibank (as amended and restated, and as further amended on August 25, 2026, and together with the related transaction documents, the “Citibank Repurchase Agreement”). As amended, the Citibank Repurchase Agreement provides for asset purchases of up to $950.0 million (reflecting an increase from the previous $800.0 million limit) by Citibank. The initial facility expiration date is April 21, 2028, subject to three (3) one-year extension options exercisable at our option (which, if all are exercised, would extend the maximum facility expiration date to April 21, 2031), in each case subject to the satisfaction of certain predefined conditions, including compliance with certain financial and administrative covenants, and payment of applicable extension fees. In connection with the amendment and restatement, SCREDIT CA Fundings, LLC was added as an additional special-purpose subsidiary seller under the facility. Borrowings bear interest at one-month Term SOFR plus a spread and interest is paid monthly. Recourse to us is limited to 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries that are wholly-owned by us that borrow funds under the Citibank Repurchase Agreement. In addition, the Citibank

Repurchase Agreement permits the sale of mortgaged properties located outside of the United States of America to Citibank by us, including properties whose applicable purchase price is denominated in euros, Swiss francs, pounds sterling or Australian dollars.

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

Each of the Citibank Repurchase Agreement, MS-International Repurchase Agreement, WF Repurchase Agreement and the MS-US Repurchase Agreement and the respective guaranty agreements contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. We were in compliance with all covenants as of September 30, 2026 and December 31, 2025, respectively.

Results of Operations

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended September 30, 2026 and 2025, respectively:

	For the Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$
Revenues
Interest income	$26,810	$18,522	$8,288
Other revenue	3,137	3,214	(77)
Total revenues	29,947	21,736	8,211
Expenses
Interest expense	17,434	11,668	5,766
General and administrative expenses	996	459	537
Financing fees	614	372	242
Management fees	1,159	—	1,159
Performance fees	1,286	1,283	3
Total expenses	21,489	13,782	7,707
Gains (losses) from operations and financing
Unrealized gain on loans receivable, at fair value	1,007	1,622	(615)
Unrealized loss on secured financings, at fair value	(367)	(451)	84
Unrealized gain on derivative instruments, net	208	980	(772)
Loss on foreign currency translation	(412)	(894)	482
Total gains from operations and financing, net	436	1,257	(821)
Net income	$8,894	$9,211	$(317)

Revenues

During the three months ended September 30, 2026, revenues totaled approximately $29.9 million, and consisted of interest income of approximately $26.8 million and other revenue of approximately $3.1 million. During the three months ended September 30, 2025, revenues totaled approximately $21.7 million, and consisted of interest income of approximately $18.5 million and other revenues of approximately $3.2 million. The increase was primarily due to the larger loan portfolio, which resulted in an approximate $8.3 million increase in the interest income during the three months ended September 30, 2026, as compared to the same period ended September 30, 2025.

Expenses

During the three months ended September 30, 2026 and 2025, interest expense was approximately $17.4 million and $11.7 million, respectively. The approximate $5.8 million increase in interest expense was due to the larger debt balances outstanding related to the financing of the expanded loan investment portfolio, as described above. During the three months ended September 30, 2026 and 2025, financing fees totaled $0.6 million and $0.4 million, respectively, which were primarily comprised of commitment fees paid to lenders in association with our repurchase facilities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the three months ended September 30, 2026 and 2025, general and administrative expenses were approximately $1.0 million and $0.5 million, respectively, and the increase is a result of an increase in professional fee expense.

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the three months ended September 30, 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information. On July 1, 2026, pursuant to the Advisory Agreement Amendment, the additional waiver of the Management Fee agreed to by the Advisor ended and accordingly, the Advisor began earning Management Fees commencing July 1, 2026, in accordance with the terms of the Advisory Agreement. For the three months ended September 30, 2026, the Company incurred management fees of approximately $1.2 million.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the three months ended September 30, 2026 and 2025, Performance Fees were approximately $1.3 million and $1.3 million, respectively.

During the three months ended September 30, 2026, the total gains from operations and financing, net decreased approximately $0.8 million compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in unrealized gains on derivative instruments, net of approximately $0.8 million and a decrease in unrealized gains on loans receivable, at fair value, of approximately $0.6 million, partially offset by a decrease in foreign currency translation losses of approximately $0.5 million and a decrease in unrealized losses on secured financings, at fair value, of approximately $0.1 million. Our foreign exchange forward contracts economically hedge our net foreign currency exposure, and changes in their fair value therefore generally offset a portion of foreign currency translation gains and losses. On a combined basis, foreign currency translation and derivative instruments resulted in a net loss of $0.2 million, compared to a net gain of $0.1 million for the three months ended September 30, 2025.

The following table sets forth information regarding our condensed consolidated results of operations for the nine months ended September 30, 2026 and 2025, respectively:

	For the Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$
Revenues
Interest income	$73,692	$53,059	$20,633
Other revenue	5,031	5,882	(851)
Total revenues	78,723	58,941	19,782
Expenses
Interest expense	48,147	34,069	14,078
General and administrative expenses	3,342	2,540	802
Financing fees	835	726	109
Management fees	1,159	—	1,159
Performance fees	2,974	2,482	492
Total expenses	56,457	39,817	16,640
Gains (losses) from operations and financing
Unrealized gain on loans receivable, at fair value	1,879	3,547	(1,668)
Unrealized loss on secured financings, at fair value	(656)	(960)	304
Unrealized gain (loss) on derivative instruments, net	751	(2,535)	3,286
(Loss) gain on foreign currency translation	(1,109)	2,691	(3,800)
Total gains from operations and financing, net	865	2,743	(1,878)
Net income	$23,131	$21,867	$1,264

Revenues

During the nine months ended September 30, 2026, revenues totaled approximately $78.7 million, and consisted of interest income of approximately $73.7 million and other revenue of approximately $5.0 million. During the nine months ended September 30, 2025, revenues totaled approximately $58.9 million, and consisted of interest income of approximately $53.1 million and other revenues of approximately $5.9 million. The increase was primarily due to the larger loan portfolio, which resulted in an approximate $20.6 million increase in the interest income during the nine months ended September 30, 2026, as compared to the same period ended September 30, 2025.

Expenses

During the nine months ended September 30, 2026 and 2025, interest expense was approximately $48.1 million and $34.1 million, respectively. The approximate $14.1 million increase in interest expense was due to the larger debt balances outstanding related to the financing of the expanded loan investment portfolio, as described above. During the nine months ended September 30, 2026 and 2025, financing fees totaled approximately $0.8 million and $0.7 million, respectively, which were primarily comprised of commitment fees paid to lenders in association with our repurchase facilities.

General and administrative expenses primarily relate to professional fee expenses and other operating expenses, including audit fee expense, legal fee expense and tax compliance fees. During the nine months ended September 30, 2026 and 2025, general and administrative expenses were approximately $3.3 million and $2.5 million, respectively, and the increase is a result of an increase in professional fee expense.

As compensation for its services provided pursuant to the Advisory Agreement, the Advisor is paid a management fee (the “Management Fee”) equal to 1.25% of NAV per annum for the outstanding Class T shares, Class S shares, Class D shares, and Class I shares, payable monthly in arrears. For the six months ended June 30, 2026 and the nine months ended September 30, 2025, we did not incur any Management Fees due to a temporary waiver of Management Fees. Refer to Note 10 – “Related Party Transactions” for further information. On July 1, 2026, pursuant to the Advisory Agreement Amendment, the additional waiver of the Management Fee agreed to by the Advisor ended and accordingly, the Advisor began earning Management Fees commencing July 1, 2026, in accordance with the terms of the Advisory Agreement. For the three months ended September 30, 2026, we incurred management fees of approximately $1.2 million.

The Advisor may be entitled to receive a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. Performance Fees are earned by our Advisor based on achieving certain performance hurdles as a percentage of average adjusted capital. For the nine months ended September 30, 2026 and 2025, Performance Fees were approximately $3.0 million and $2.5 million, respectively. The increase is primarily due to an increase in core earnings for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, total gains from operations and financing, net decreased approximately $1.9 million compared to the nine months ended September 30, 2025. The decrease was primarily due to foreign currency translation, which was a loss of $1.1 million compared to a gain of $2.7 million, reflecting the weakening of the British pound against the U.S. dollar during 2026, compared to strengthening during 2025, and a decrease in unrealized gains on loans receivable, at fair value, of approximately $1.7 million. These decreases were partially offset by unrealized gains on derivative instruments of $0.8 million, compared to unrealized losses of $2.5 million, and a decrease in unrealized losses on secured financings, at fair value, of approximately $0.3 million. On a combined basis, foreign currency translation and derivative instruments resulted in a net loss of $0.4 million, compared to a net gain of $0.2 million for the nine months ended September 30, 2025.

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

Starwood Capital may, from time to time, request to have such Class E shares repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan and are not therefore subject to the quarterly repurchase limit or the Early Repurchase Deduction. As of September 30, 2026, Starwood Capital has purchased $31.5 million in our Class E shares.

In addition, California State Teachers’ Retirement System (“CalSTRS”) has agreed, from time to time, to purchase an aggregate amount of up to $200 million of our Class I shares on or before July 16, 2027, at a price per share equal to our most recently determined NAV of our Class I shares (the “CalSTRS Commitment”). CalSTRS has agreed to hold all of the Class I shares it receives in respect of the CalSTRS Commitment until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) July 16, 2029, at which point CalSTRS may, from time to time, request that we repurchase its Class I shares through our share repurchase plan. As of September 30, 2026, CalSTRS has purchased an aggregate of $92.5 million of our Class I shares pursuant to the terms of the CalSTRS Commitment.

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

As of September 30, 2026, we have established multiple loan repurchase facilities. We have pledged various loans as collateral and, based on the value of the loans pledged as collateral and the maximum advanced rates attributed to each loan by the lender, are permitted to borrow as much as $313.3 million. As of September 30, 2026, we had approximately $1.5 billion in outstanding debt. Refer to Note 3 – “Loans Receivable, at fair value” and Note 4 – “Secured financings” for further information.

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. The following table summarizes amounts available under these sources (dollars in thousands):

September 30, 2026
Cash and cash equivalents	$12,207
Available borrowings on undrawn repurchase agreements	313,252
Total available liquidity and capital resources(1)(2)	$325,459

__________________

(1)
Excludes a $118.5 million undrawn equity commitment by Starwood Capital.
(2)
Excludes a $107.5 million undrawn portion on the CalSTRS Commitment.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents (dollars in thousands):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Change
Net cash provided by operating activities	$21,880	$20,630	$1,250
Net cash used in investing activities	(500,258)	(149,202)	(351,056)
Net cash provided by financing activities	485,371	128,956	356,415
Effect of exchange rate changes on cash balances	(1,545)	(64)	(1,481)
Net increase in cash and cash equivalents and restricted cash	$5,448	$320	$5,128

Cash flows provided by operating activities increased by approximately $1.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in net interest income due to a larger loan portfolio as a result of an increase in loan origination and overall investment activity throughout the year ended December 31, 2025 and during the nine months ended September 30, 2026.

Cash flows used in investing activities increased by approximately $351.1 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to loan originations and future fundings of approximately $601.4 million during the nine months ended September 30, 2026 compared to approximately $332.7 million of loan originations and future fundings during the nine months ended September 30, 2025. This increase was also impacted by a reduction in proceeds received from loan repayments as a result of approximately $101.1 million of loan repayments during the nine months ended September 30, 2026 compared to $183.5 million of loan repayments during the nine months ended September 30, 2025.

Cash flows provided by financing activities increased by approximately $356.4 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase of approximately $316.1 million in net borrowings on our secured financing lines and an approximate $57.8 million increase in net proceeds from the issuance of our common shares. This was partially offset by an increase in distributions of $9.9 million and an increase in repurchases of common shares of $2.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

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

The following table provides a breakdown of the major components of our total NAV as of September 30, 2026 (dollars in thousands, except for share amount):

Components of NAV	September 30, 2026
Loans receivable, at fair value	$1,890,144
Cash and cash equivalents	12,207
Restricted cash	2,113
Other assets(1)	9,770
Secured financings	(1,481,137)
Other liabilities	(8,569)
Subscriptions received in advance	(2,113)
Distributions payable	(2,581)
Due to advisor - Management(2) and Performance Fees	(1,681)
Accrued shareholder servicing fees(3)	(118)
Net asset value	$418,035
Number of outstanding shares (all classes)	20,758

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
(3)
Accrued shareholder servicing fee represents the accrual for the full cost of the shareholder servicing fee for Class T, Class S and Class D shares. Under U.S. GAAP, we accrued an estimate of the full cost of the shareholder servicing fees over the life of each share as an offering cost at the time we sold each of the Class T, Class S and Class D shares. For purposes of NAV, we recognize the shareholder servicing fee as a reduction of NAV on a monthly basis. As of September 30, 2026, we have accrued under U.S. GAAP $10.7 million of shareholder servicing fees payable to the Dealer Manager related to the Class S shares sold.

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheet to our NAV (dollars in thousands):

Reconciliation of Shareholders’ Equity and Redeemable Common Shares to NAV	September 30, 2026
Shareholders' equity and redeemable common shares	$400,447
Adjustments:
Organization expenses and offering costs advanced by Advisor(1)	2,747
Operating expenses advanced by Advisor(2)	3,855
Accrued shareholder service fee(3)	10,583
Unamortized debt facility costs(4)	403
NAV	$418,035

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

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2026 (dollars and shares in thousands, except for per share data):

NAV Per Share	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
Net asset value	$169,031	$212,107	$36,897	$418,035
Number of outstanding shares	8,421	10,599	1,738	20,758
NAV Per Share as of September 30, 2026	$20.07	$20.01	$21.23

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

Beginning December 29, 2023, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid three business days after month-end. Each class of our common shares received the same gross distribution per share, which was in aggregate $1.3000 per share during the nine months ended September 30, 2026. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager.

The table below details the net distribution for each of our share classes for the nine months ended September 30, 2026:

Record Date	Class S Common Shares	Class I Common Shares	Class E Common Shares
January 31, 2026	$0.1414	$0.1560	$0.1560
February 28, 2026	0.1428	0.1560	0.1560
March 31, 2026	0.1415	0.1560	0.1560
April 30, 2026	0.1419	0.1560	0.1560
May 31, 2026	0.1415	0.1560	0.1560
June 30, 2026	0.1160	0.1300	0.1300
July 31, 2026	0.1155	0.1300	0.1300
August 31, 2026	0.1155	0.1300	0.1300
September 30, 2026	0.1160	0.1300	0.1300
Total	$1.1721	$1.3000	$1.3000

The following table summarizes our distributions declared during the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
	Amount	%	Amount	%
Distributions
Payable in cash	$12,867	57%	$7,900	51%
Reinvested in shares	9,719	43%	7,742	49%
Total distributions	$22,586	100%	$15,642	100%

Sources of Distributions
Cash flows from operating activities(1)	$22,586	100%	$15,642	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$22,586	100%	$15,642	100%

Total cash flows from operating activities	$21,880		$20,630

__________

(1)
As of September 30, 2026, our inception to date cash flows from operating activities funded 100% of our distributions.

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

Fair Value Option

We have elected the fair value option under ASC 825 for each of our loans receivable and certain secured financing borrowings. We measure fair value using a discounted cash flow methodology, which requires management to make estimates regarding discount rates, credit spreads, and other market inputs. The most significant of these inputs are credit spreads, which are unobservable and classified as Level 3 in the fair value hierarchy. Changes in these inputs can have a material effect on the carrying values of our loans receivable and secured financings, and consequently on our reported unrealized gains and losses and net income. Refer to Note 5 — “Fair Value Measurements” for further information, including the range of discount rates applied.

Revenue Recognition

Our revenue consists primarily of interest income and origination fees. Interest income on performing loans is accrued based on the outstanding principal balance and contractual terms of each instrument, and is recognized in Interest income on our Condensed Consolidated Statements of Operations. For loans for which we have elected the fair value option, loan origination fees and direct origination costs are recognized immediately in Other revenue upon loan origination, rather than being deferred and amortized over the loan term. For loans for which the fair value option is not elected, origination fees and costs would instead be recognized in Interest income over the loan term as a yield adjustment using the effective interest method. The determination of whether the fair value option has been appropriately elected for each instrument requires judgment, as the election is irrevocable once made and drives both the timing and income statement classification of origination fee income. As of September 30, 2026, we have elected the fair value option for each of our outstanding loans and, accordingly, all origination fees are recognized at inception and interest income is accrued on the contractual outstanding principal balance without adjustment for deferred fees or costs. Refer to Note 2 — “Summary of Significant Accounting Policies” for further information.

Recent Accounting Developments

Refer to Note 2 – “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to our financial statements.

Subsequent Events

Capital Raise Activity

During the period from October 1, 2026 through November 12, 2026, we issued the following shares, including shares issued under the DRIP (in thousands, except for share amounts):

	Common shares		DRIP
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class S Common Shares	310,682	$6,255	59,946	$1,204
Class I Common Shares	25,099	503	41,324	827
Class E Common Shares	—	—	300	6
Total	335,781	$6,758	101,570	$2,037

Investment Activity

During the period from October 1, 2026 through November 12, 2026, we originated one U.S. commercial real estate loan with a total outstanding principal amount of $104.6 million and a total loan amount of $118.9 million. The loan earns interest at one-month term SOFR plus a spread for an interest rate of approximately 6.0% based on the interest rate in effect at origination and has an initial maturity date of November 2029.

During the period from October 1, 2026 through November 12, 2026, we received $113.5 million in net proceeds attributable to the full principal repayment of three loan receivables, at par, less repayments of secured financings on these loan receivables.

Financing Activity

On November 10, 2026, we entered into a second amendment to the MS-US Repurchase Agreement. The amendment extends the maturity date of the MS-US Facility to November 10, 2029, with no extension options, and increases the maximum amount of asset purchases under the facility from $250.0 million to $350.0 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2026, we were not subject to any material legal proceedings.

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

The below table details the common shares sold in the offering (primary and DRIP) during the three months ended September 30, 2026 (dollars in thousands except share amounts):

Date Shares Sold	Number of Common Shares Sold			Aggregate Consideration (4)
	Class S Common Shares	Class I Common Shares	Class E Common Shares	Total
July 2026(1)	90,069	85,815	148	$3,527
August 2026(2)	99,756	1,063,378	149	23,278
September 2026(3)	74,125	563,691	149	12,750
Total	263,950	1,712,884	446	$39,555

__________________

(1)
Includes 29,264 Class S shares, 19,983 Class I shares and 148 Class E shares issued on July 1, 2026, pursuant to our DRIP.
(2)
Includes 29,666 Class S shares, 20,054 Class I shares and 149 Class E shares issued on August 1, 2026, pursuant to our DRIP.
(3)
Includes 29,681 Class S shares, 20,411 Class I shares and 149 Class E shares issued on September 1, 2026, pursuant to our DRIP.
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

The table below sets forth common share repurchases by us during the three months ended September 30, 2026, under the share repurchase plan:

			Total Number of	Maximum Number of
			Shares Repurchased	Shares That May Yet
	Total Number	Average Purchase	as Part of Publicly	Be Repurchased Pursuant to
	of Common Shares	Price Paid	Announced Plans	Publicly Announced
Repurchase Date:	Repurchased (1)	per Share	or Programs(1)(2)	Plans or Programs (1)
July 2026	63,692	$20.13	58,692	—
August 2026	—	—	—	—
September 2026	—	—	—	—
Total	63,692	$20.13	58,692	—

__________________

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.
(2)
Excludes repurchases of Class E shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On September 1, 2026, the Company sold an aggregate of 500,487.976 of its Class I common shares pursuant to the CalSTRS Subscription Agreement for aggregate consideration of $10,000,000.00. Each offer and sale of the Class I common shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D promulgated thereunder.

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
10.1*

Amended and Restated Master Repurchase Agreement, dated August 25, 2026, by and among SCREDIT Mortgage Funding Sub-1, LLC, as Seller, SCREDIT Mortgage Funding Sub-1-T, LLC, as Seller, SCREDIT CA Fundings, LLC, as Seller, and Citibank, N.A., as Buyer

10.2*

Second Amendment to Master Repurchase Agreement, dated as of November 10, 2026, by and among Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent for Morgan Stanley Bank, N.A., as Buyer, SCREDIT Mortgage Funding Sub-3, LLC, as Seller, SCREDIT Mortgage Funding Sub-3-T, LLC, as Seller, and Starwood Credit Real Estate Income Trust, as Guarantor

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
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Redeemable Common Shares and Shareholders' Equity; and (iv) Condensed Consolidated Statements of Cash Flows

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

STARWOOD CREDIT REAL ESTATE INCOME TRUST
Date: November 12, 2026
By: /s/ Dennis G. Schuh
Name: Dennis G. Schuh
Title: Chairperson, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2026	By:/s/ Joseph Nieto
Name: Joseph Nieto
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)